Form 10-Q
period 2022-03-31
Cryptyde, Inc.
filed 2022-06-30
CIK 1892492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 333-264777

CRYPTYDE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-2755739
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

200 9th Avenue North, Suite 220
Safety Harbor, Florida	34695
(Address of Principal Executive Offices)	(Zip Code)

(866) 980-2818

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐Yes ☒ No*

*The registrant became subject to the requirements on May 16, 2022.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	TYDE	The Nasdaq Stock Market LLC

As of June 29, 2022, there were 20,305,529 shares of the registrant’s common stock outstanding.

CRYPTYDE, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2022 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, our ability to raise capital, our operational and strategic initiatives or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Quarterly Report identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	Our ability to effectively execute our business plans including transitioning from being focused on end-to-end consumer product innovation, development, and commercialization to being focused on digital media, advertising and content technologies innovation, development, and commercialization;
●	Our ability to manage our expansion, growth and operating expenses;
●	Our ability to protect our brands, reputation and intellectual property rights;
●	Our ability to obtain adequate financing to support our development plans;
●	Our ability to repay our debts;
●	Our ability to rely on third-party suppliers, content contributors, developers, and other business partners;
●	Our ability to evaluate and measure our business, prospects and performance metrics;
●	Our ability to compete and succeed in a highly competitive and evolving industry;
●	Our ability to respond and adapt to changes in technology and consumer behavior;
●	Our dependence on information technology, and being subject to potential cyberattacks, security problems, network disruptions, and other incidents;
●	Our ability to comply with complex and evolving laws and regulations including those relating to privacy, data use and data protection, content, competition, safety and consumer protection, e-commerce, digital assets and other matters, many of which are subject to change and uncertain interpretation;
●	Our ability to enhance disclosure and financial reporting controls and procedures and remedy the existing weakness;
●	Risks in connection with completed or potential acquisitions, dispositions and other strategic growth opportunities and initiatives;
●	Taxes;
●	The stability of the governments and political and business conditions in certain foreign countries in which we or certain of our business partners may operate now or in the future;
●	Costs and results of potential litigation;
●	Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies;
●	The use of social or digital media to disseminate false, misleading and/or unreliable or inaccurate information regarding our products, services or the industry in which we operate;
●	The potential that we do not realize some or all of the benefits expected to result from the spin-off, or the delay of such benefits;
●	Our ongoing businesses may be adversely affected and subject to certain risks and consequences as a result of the spin-off transaction;
●	If the distribution of shares of Cryptyde, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, the Company’s stockholders and the Company could be subject to significant tax liability;
●	If the spin-off transaction does not comply with state and federal fraudulent conveyance laws and legal dividend requirements; or
●	Other risk factors discussed in our Registration Statement on Form S-1 originally filed with the Commission on May 9, 2022, as amended.

These and other factors discussed above could cause results to differ materially from those expressed in the estimates made by any independent parties and by us.

TRADEMARKS, SERVICE MARKS AND TRADE NAMES

Solely for convenience, we refer to trademarks in this Quarterly Report without the ® or the ™ or symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our own trademarks. Other service marks, trademarks and trade names referred to in this Quarterly Report, if any, are the property of their respective owners, although for presentational convenience we may not use the ® or the ™ symbols to identify such trademarks.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this Quarterly Report, the terms “Cryptyde,” “TYDE,” “we,” “us,” “our,” the “Company” and similar terms refer to Cryptyde, Inc., a Delaware corporation, and all of our consolidated subsidiaries and variable interest entities.

PART I - FINANCIAL INFORMATION

CRYPTYDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,012,935	$911,194
Accounts receivable, net	969,806	867,027
Inventories	82,635	110,664
Prepaid expenses and other current assets	7,867,592	7,081,693
Total current assets	9,932,968	8,970,578
Property and equipment, net	955,173	1,007,770
Loan held-for-investment	4,000,000	4,000,000
Total assets	$14,888,141	$13,978,348

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Note payable, current portion	$-	$15,530
Accounts payable	172,632	171,174
Accrued expenses and other current liabilities	7,582,760	7,007,531
Income tax payable	130,000	319,997
Total current liabilities	7,885,392	7,51,232

Note payable, less current portion	-	12,114
Deferred tax liabilities	82,104	82,104
Due to Parent	5,886,437	4,198,546
Total liabilities	$13,853,933	$11,806,996

Stockholder’s equity:
Common stock, $0.001 par value, 250,000,000 and 10,000 shares authorized and 10,000 and 10,000 shares outstanding at March 31, 2022 and December 31, 2021, respectively	$10	$10
Additional paid-in capital	(10)	(10)
Retained earnings	1,289,822	2,300,212
Total stockholder’s equity attributable to Cryptyde, Inc.	1,289,822	2,300,212
Non-controlling interest	(255,614)	(128,860)
Total stockholder’s equity	1,034,208	2,171,352
Total liabilities and stockholder’s equity	$14,888,141	$13,978,348

See the accompanying notes to the condensed consolidated financial statements.

CRYPTYDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

	2022	2021

Revenues, net	$3,719,647	$1,757,652
Cost of revenues	3,174,383	1,283,158
Gross profit	545,264	474,494

Operating expenses:
Selling, general and administrative expenses	1,921,795	494,055
Operating loss	(1,376,531)	(19,561)

Non-operating income (expense):
Interest expense, net	(129)	(46,492)
Rental income	-	25,704
Other income	49,519	-
Total non-operating income (expense)	49,390	(20,788)

Net loss before income tax expense	(1,327,141)	(40,349)

Income tax benefit	(189,997)	(11,342)

Net loss	$(1,137,144)	$(29,007)
Net loss attributable to non-controlling interest	(126,754)	-
Net loss attributable to Cryptyde, Inc.	(1,010,390)	(29,007)
Earnings (loss) per share:
Loss per share – basic and diluted	$(101.04)	$(2.90)
Weight average number of common shares outstanding – basic and diluted	10,000	10,000

See the accompanying notes to the condensed consolidated financial statements.

CRYPTYDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

	Common Stock		Additional Paid in	Non controlling	Retained
	Shares	Amount	Capital	Interest	earnings	Total

Balance, January 1, 2022	10,000	10	(10)	(128,860)	2,300,212	2,171,352
Net loss		-	-	(126,754)	(1,010,390)	(1,137,144)
Balance, March 31, 2022	10,000	$10	$(10)	$(255,614)	$1,289,822	$1,034,208

	Common Stock		Additional Paid in	Non controlling	Retained
	Shares	Amount	Capital	Interest	earnings	Total

Balance, January 1, 2021	10,000	$10	$(10)	$-	$2,271,431	$2,271,431
Net loss		-	-	-	(29,007)	(29,007)
Balance, March 31, 2021	10,000	$10	$(10)	$-	$2,242,424	$2,242,424

See the accompanying notes to the condensed consolidated financial statements.

CRYPTYDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

	2022	2021
Cash flows from operating activities:
Net loss	$(1,137,144)	$(29,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,192	32,812
Provision for bad debts	46,705	-
Changes in assets and liabilities:
Accounts receivable	(149,484)	(4,934)
Inventories	28,029	2,865
Prepaid expenses and other current assets	(785,899)	(10,011)
Accounts payable	1,458	22,592
Accrued expenses and other current liabilities	385,232	17,456

Net cash used in operating activities	(1,551,911)	(31,773)

Cash flows from investing activities:
Purchases of property and equipment	(6,595)	(18,228)

Net cash used in investing activities	(6,595)	(18,228)

Cash flows from financing activities:
Borrowings under lines of credit	-	(367,976)
Repayments under notes payable	(27,644)	(3,650)
Due from Parent	1,687,891	415,584

Net cash provided by financing activities	1,660,247	43,958

Net increase in cash and cash equivalents	101,741	57,503
Cash and cash equivalents, beginning of the year	911,194	176,759
Cash and cash equivalents, end of the period	$1,012,935	$234,262

Supplemental disclosure of cash flow information:
Cash paid for interest	$192	$46,492
Cash paid for income taxes	$-	$-

See the accompanying notes to the condensed consolidated financial statements.

CRYPTYDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As used herein, “Cryptyde” and the “Company” refer to Cryptyde, Inc. and subsidiaries and/or where applicable, its management, a Delaware corporation originally incorporated on September 21, 2021 (date of inception) under the laws of the State of Nevada. On March 9, 2022, the Company converted to a Delaware corporation pursuant to a plan of conversion entered into with the Parent. The Company sells mining equipment in the blockchain industry. Prior to the Separation (as defined below), the Company was 100% owned by Vinco Ventures, Inc. (“Vinco” or “Parent”).

As of March 31, 2022, Cryptyde, Inc. had two wholly-owned subsidiaries: Ferguson Containers, Inc. and BlockHiro, LLC (“BH”). Ferguson Containers, Inc. owns 100% of Cryptyde Shared Services, LLC. Cryptyde owns 51% of CW Machines, LLC which is consolidated under the voting interest entity model. Under the voting interest entity model, control is presumed by the holder of a majority voting interest unless noncontrolling shareholders have substantive participating rights.

During 2021, the Parent announced it plans to spin-off (the “Separation”) certain of its businesses. The Parent has included Ferguson Containers as well as other subsidiaries of the Parent (the “Spin-Off Businesses”) as part of the spin-off. In anticipation of the Separation, the Parent placed its assets and legal entities comprising the Spin-Off Businesses to facilitate the Separation. As a result of the Separation, the Company has become an independent, publicly traded company comprised of the Spin-Off Businesses.

On March 29, 2022, Ferguson Containers, Inc. ownership was assigned by the Parent to the Company. This transaction between entities under common control resulted in a change in reporting entity and required retrospective combination of the entities for all periods presented, as if the combination had been in effect since the inception of common control. Accordingly, the condensed consolidated financial statements of the Company reflect the accounting of the combined acquired subsidiaries at historical carrying values, except that equity reflects the equity of Cryptyde, Inc.

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Ferguson Containers, Inc. and Cryptyde, Inc. and related notes thereto included in the Company’s Registration Statement on Form S-1 (Registration No. 333-264777) of which these Cryptyde, Inc, Notes to Financial Condensed Consolidated Financial Statements form a part (the “Cryptyde S-1”). The Company’s accounting policies are described in the Notes to Consolidated Financial Statements of Ferguson Containers, Inc. and Cryptyde, Inc. in the Cryptyde S-1, and updated as necessary in these Cryptyde, Inc. Notes to Condensed Consolidated Financial Statements. These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of accounting policies included in Note 2. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed, or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company’s significant estimates used in these condensed consolidated financial statements include, but are not limited to, revenue recognition and the determination of the economic useful life of depreciable property and equipment. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Cash and Cash Equivalents. The Company considers all highly liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents.

Accounts Receivable. Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. Management estimates the allowance for bad debts based on existing economic conditions, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted. The allowance for doubtful account was $46,705 and $0 as of March 31, 2022 and December 31, 2021, respectively. There were two customers who represented 22% and 13% of total accounts receivable as of March 31, 2022.

CRYPTYDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

(Unaudited)

Inventories. Inventory is recorded at the lower of cost or net realizable value on a first-in, first-out basis. The Company reduces the carrying value of inventories for those items that are potentially excess, obsolete, or slow moving based on changes in customer demand, technology developments, or other economic factors.

Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation and amortization, which is recorded commencing at the in-service date using the straight-line method over the estimated useful lives of the assets, as follows: 3 to 5 years for office equipment, 5 to 7 years for furniture and fixtures, 6 to 10 years for machinery and equipment, 10 to 15 years for building improvements, 5 years for software, 5 years for molds, 5 to 7 years for vehicles and 40 years for buildings. When fixed assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statements of operations for the respective period. Minor additions and repairs are expensed in the period incurred. Major additions and repairs which extend the useful life of existing assets are capitalized and depreciated using the straight-line method over their remaining estimated useful lives.

Impairment of Long-lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of its long-lived assets using undiscounted cash flows. If an asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The Company did not record any impairment charges related to long-lived assets during the three months ended March 31, 2022 and 2021.

Contingent Liabilities. The Company, from time to time, may be involved in certain legal proceedings. Based upon consultation with outside counsel handling its defense in these matters and the Company’s analysis of potential outcomes, if the Company determines that a loss arising from such matters is probable and can be reasonably estimated, an estimate of the contingent liability is recorded in its condensed consolidated financial statements. If only a range of estimated loss can be determined, an amount within the range that, based on estimates, assumptions and judgments, reflects the most likely outcome, is recorded as a contingent liability in the condensed consolidated financial statements. In situations where none of the estimates within the estimated range is a better estimate of probable loss than any other amount, the Company records the low end of the range. Any such accrual would be charged to expense in the appropriate period. Litigation expenses for these types of contingencies are recognized in the period in which the litigation services were provided.

CRYPTYDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

(Unaudited)

Revenue Recognition. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for fulfilling those performance obligations. Revenue for product sales is recognized upon receipt by the customer. There are no contract assets or contract liabilities and therefore no unsatisfied performance obligations.

Disaggregation of Revenue. The Company’s primary revenue streams include the sale of corrugated packaging materials and the sale of mining equipment. There are no other material operations that were separately disaggregated for segment purposes. The Company previously had income from rental operations which is included as part of other income in the statements of operations for the three months ended March 31, 2021.

Cost of Revenues. Cost of revenues includes freight charges, purchasing and receiving costs, depreciation and inspection costs.

Comprehensive income. The Company follows Accounting Standards Codification (“ASC”) 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive loss, comprehensive income is equal to net loss.

Earnings Per Share. The Company follows ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share. Because the Company does not have any common stock equivalents, such as stock options and warrants, the amounts reported for basic and diluted loss per share were the same.

Income Taxes. The Company accounts for income taxes under the provisions of the FASB ASC Topic 740 “Income Taxes” (“ASC Topic 740”). The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of March 31, 2022 and December 31, 2021. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of comprehensive income. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

CRYPTYDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

(Unaudited)

Fair Value Measurements. The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, accounts payable and other current liabilities approximate fair values due to the short-term nature of these instruments.

Concentration of Credit Risks. Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents, accounts receivable and revenues. Cash and cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. The Company has not experienced any significant losses on its deposits of cash and cash equivalents.

Recent Accounting Pronouncements. As of March 31, 2022, there were no recently adopted accounting pronouncements that had a material effect on the Company’s condensed consolidated financial statements.

CRYPTYDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

(Unaudited)

Segment Reporting. The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the Chairman and Chief Executive Officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company’s primary revenue streams include the sale of corrugated packaging materials and therefore the Company only identifies one reportable operating segment.

3. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at March 31, 2022 and December 31, 2021:

	2022	2021

Trade accounts receivable	$1,016,511	$867,027
Less: allowance for doubtful accounts	(46,705)	-
Total accounts receivable	$969,806	$867,027

4. INVENTORIES

Inventories consist of the following at March 31, 2022 and December 31, 2021:

	2022	2021

Raw materials	$9,980	$13,366
Finished goods	72,655	97,298
Total inventories	$82,635	$110,664

5. OTHER CURRENT ASSETS

Other current assets consist of the following at March 31, 2022 and December 31, 2021:

	2022	2021

Vendor deposits	$7,527,164	$6,999,955
Prepaid software deposit	242,200	-
Other	98,228	81,738
Total other current assets	$7,867,592	$7,081,693

As of March 31, 2022 and December 31, 2021, the Company had deposits with a vendor, Wattum Management, Inc., of $7,527,164 and $6,999,955, respectively, related to a contract for the delivery of mining equipment. Wattum Management, Inc. is a partner in CW Machines, LLC.

6. LOAN HELD-FOR-INVESTMENT, RELATED PARTY

Loan held-for-investment, related party, represents a senior secured promissory note (“Note”) from Wattum Management Inc., a non-controlling member of CW Machines, LLC, a related party. The note bears interest of 5% per annum and matures on October 12, 2026 with the entire outstanding principal and accrued interest due at maturity date. The Note is secured by assets of Wattum Management, Inc. At March 31, 2022 and December 21, 2021, the principal amount of the loan held for investment was $4,000,000 and $4,000,000, respectively.

CRYPTYDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

(Unaudited)

7. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at March 31, 2022 and December 31, 2021:

	2022	2021

Land	$-	$-
Building and building improvements	781,985	781,985
Equipment and machinery	4,628,473	4,621,878
Furniture and fixtures	260,426	260,426
Vehicles	533,867	533,867
	6,204,751	6,198,156
Less: accumulated depreciation	(5,249,578)	(5,190,386)
Total property and equipment, net	$955,173	$1,007,770

Depreciation and amortization expense was $59,192 and $32,812 for the three months ended March 31, 2022 and 2021, respectively.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at March 31, 2022 and December 31, 2021:

	2022	2021

Customer deposits	$7,493,608	$6,999,980
Other	89,152	7,551
Total accrued expenses and other current liabilities	$7,582,760	$7,007,531

9. DUE TO AND FROM PARENT

As of March 31, 2022 and December 31, 2021, due to parent consists of net amounts due to Vinco related to management fees and borrowings for working capital and financing needs of Cryptyde, Inc. as well as other operating expenses that were paid for on behalf of one to the other. As of March 31, 2022 and December 31, 2021, the net amount due to parent was $5,886,437 and $4,198,546, respectively. The due to Parent will be settled at the time the Spin-Off of Cryptyde, Inc. from Vinco Ventures, Inc. becomes effective.

CRYPTYDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

(Unaudited)

10. DEBT

Principal due under the note payable was as follows at March 31, 2022 and December 31, 2021:

	2022	2021

Note payable	-	27,644
Less: note payable, current portion	-	(15,530)
Note payable, net of current portion	$-	$12,114

On January 29, 2022, the Company fully paid off the remaining balance of the Note payable.

11. INCOME TAXES

Cryptyde, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income.

BlocHiro, LLC and Cryptyde Shares Services, LLC are limited liability companies which are disregarded entities for income tax purposes and are owned 100% by Cryptyde, Inc. and Ferguson Containers, Inc., respectively. The Company pays corporate federal, state and local taxes on income allocated to it from BlockHiro, LLC and Cryptyde Shared Services, LLC.

CW Machines, LLC is a limited liability company for income tax purposes and is owned 51% by Cryptyde, Inc. The Company pays corporate federal, state and local taxes on income allocated to it from CW Machines, LLC.

Ferguson Containers is taxed as a corporation and pays corporate federal, state and local taxes on income.

Income tax benefit for the three months ended March 31, 2022 and 2021 is $189,997 and $11,342, respectively. The income tax benefit is related to losses generated from Cryptyde, Inc. The Company has recorded a full valuation allowance on net operating losses.

There are no unrecognized tax benefits and no accruals for uncertain tax positions.

CRYPTYDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

(Unaudited)

12. STOCKHOLDER’S EQUITY

Common Stock. Prior to the Separation, Vinco Ventures, Inc. owned 100% of the issued and outstanding common stock of Cryptyde, Inc. As of March 31, 2022 and December 31, 2021, the Company had 10,000 issued and outstanding shares of common stock.

13. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases certain office space from an entity affiliated through common ownership under an operating lease agreement on a month-to-month basis.

Rent expense for the three months ended March 31, 2022 and 2021 was $33,700 and $26,700, respectively. Rental payments are expensed in the statements of comprehensive income in the period to which they relate.

Emmersive Sellers: On April 17, 2021, the Parent entered into (and closed on) a certain Asset Contribution Agreement (“Asset Contribution Agreement”) with Emmersive Entertainment, Inc. (“Emmersive”), pursuant to which Emmersive contributed/transferred to the Company the assets used for Emmersive’s business, which include digital assets, software and certain physical assets (the “Contributed Assets”) in consideration for, among other things, the Parent assuming certain obligations of Emmersive, hiring certain employees, and issuing preferred membership units (“Preferred Units”) in EVNT Platform, LLC to Emmersive and/or its shareholders (“Preferred Members”) pursuant to a First Amended and Restated Operating Agreement for the Parent dated as of April 17, 2021 (“Amended Operating Agreement”). Certain put rights are associated with Preferred Units, which if exercised by the Preferred Members, obligates the Parent to purchase the Preferred Units in exchange for shares of the Parent’s common stock (“Put Rights”). In addition, the Preferred Members have the opportunity to earn Conditional Preferred Units if certain conditions are satisfied for earn out targets (“Earn-Out Targets”).

On February 25, 2022, the Parent and Emmersive entered into a Termination and Release Agreement, terminating certain transaction documents dated April 17, 2021, and a Milestone Agreement for the earnout shares to be earned and any remaining consideration to be paid by Cryptyde, Inc. with an effective date of the agreements upon the spin-off being declared effective (“Effective Date”) Upon the spinoff, the agreements release the Company of the opportunity to earn the additional shares of common stock of the Parent from the Asset Contribution Agreement. The contingent consideration to be paid by Cryptyde, Inc. upon the successful completion of the spin-off are described below:

Earned Shares: Issuance of 300,000 shares of common stock of Cryptyde, Inc. (“Cryptyde Shares”).

Milestone 1: In the event that the Company generates a minimum of $5,500,000 in annualized booked revenues from the operation of the Musician & Artist Platform (“Attributed Revenue”) ending eight (8) months following the Effective Date (“Tranche 1 Milestone Date”), the Emmersive Parties shall receive 100,000 restricted Cryptyde Shares (“Tranche One”) within thirty (30) after the Tranche 1 Milestone Date. In the event that the Company does not satisfy this milestone for any reason by the Tranche 1 Milestone Date, the Emmersive Parties shall have no rights to the additional Cryptyde Shares.

Milestone 2: After the Effective Date, in the event the Company generates a minimum of $26,500,000 in annualized Attributed Revenues in any three-calendar month period ending on or before September 30, 2023, from the Musician & Artist Platform, the Emmersive Parties shall receive an additional 100,000 restricted Cryptyde Shares (“Tranche Two”). In the event Milestone Two is achieved, then Milestone One shall also be deemed to have been achieved. In the event that the Company does not satisfy Milestone Two for any reason by September 30, 2023, the Emmersive Parties shall have no rights to Tranche Two.

Milestone 3: After the Effective Date in the event that Buyer generates a minimum of $60,000,000 in annualized Attributed Revenues in any three-calendar-month period ending on or before September 30, 2024, from the Musician & Artist Platform, the Emmersive Parties shall receive an additional 100,000 restricted Cryptyde Shares (“Tranche Three”). In the event Milestone Three is achieved, then Milestones One and Two shall also be deemed to have been achieved. In the event that the Company does not satisfy Milestone Three for any reason by September 30, 2024, time being of the essence, the Emmersive Parties shall have no rights to Tranche Three. In the event that the Company satisfies Milestone Three in the time prescribed they shall have the right to receive an additional 100,000 restricted shares of Cryptyde Shares (“Bonus Tranche”). In the event that the Company does not satisfy Milestone Three for any reason, the Emmersive Parties shall have no rights to the Bonus Tranche.

CRYPTYDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

(Unaudited)

14. SUBSEQUENT EVENTS

On January 26, 2022, the Company, entered into a Securities Purchase Agreement (the “Note Securities Purchase Agreement”) with an accredited investor (the “Note Investor”) for the issuance and sale of a Senior Convertible Note with an initial principal amount of $33,333,333 (the “Note”) at a conversion price of $10.00 per share of Cryptyde’s common stock, par value $0.001 (the “Common Stock”), a warrant (the “Warrant”) to purchase up to 3,333,333 shares of Common Stock with an initial exercise price of $10.00 per share of Common Stock (the “Note Private Placement”). The entire outstanding principal balance and any outstanding fees or interest shall be due and payable in full on the third anniversary of the date the note is issued, May 5, 2022 (“Maturity Date”). The Note shall not bear interest, provided, however, that the Note will bear interest at 18% per annum upon the occurrence of an event of default. Cryptyde and the Note Investor closed the transaction contemplated by the Note Securities Purchase Agreement on May 5, 2022. In connection with the Note Private Placement, Cryptyde also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Note Investor, and, upon the closing, entered into a Security Agreement, a Pledge Agreement and various ancillary certificates, disclosure schedules and exhibits in support thereof prior to the closing of the Purchase Agreement.

On January 26, 2022, the Company, with respect to certain sections, entered into a Securities Purchase Agreement (the “Equity Private Placement”) with an accredited investor (the “Equity Investor”) for the issuance of a (i) 1,500,000 shares of Common Stock, and (ii) a warrant (the “Equity Investor Warrant”) to purchase up to 1,500,000 shares of Common Stock with an exercise price of $8.00 per share of Common Stock (the “Equity Private Placement”). The transaction closed on May 20, 2022. The consideration paid to Cryptyde under the Equity Private Placement was $12,000,000. The Equity Private Placement contains covenants on the part of Cryptyde, including that Cryptyde will reserve for the purpose of issuance at least 100% of the maximum number of shares of Common Stock issuable upon conversion of the Equity Investor Warrant. In addition, under the Equity Private Placement, Cryptyde will grant the Equity Investor certain rights to participate in any Subsequent Placements for the same duration as the participation right pursuant to the Note Securities Purchase Agreement.

On April 26, 2022, the Company entered into an assignment and assumption agreement with Vinco Ventures, Inc. whereby the parties agreed to transfer and assign to Cryptyde, Inc. the lease agreement dated July 16, 2021 by and between Abdi R. Boozer-Jomehri (d/b/a Safety Harbor Centre, Inc.) and Edison Nation, LLC, a 100% owned subsidiary of Vinco Ventures, Inc. (the “Safety Harbor Lease”).

Effective June 29, 2022, the Company separated from its parent company, Vinco Ventures, Inc., and the distribution of its common stock was completed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As explained above, unless otherwise indicated, the terms “we,” “us,” “our,” “our Company,” “TYDE” and “the Company” refer to Cryptyde, Inc., together with its consolidated subsidiaries. The following discussion and analysis of the Company’s financial condition and results of operations should be read together with the Company’s financial statements and related notes appearing elsewhere in this Quarterly Reports. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to the Company’s plans and strategy for the Company’s business and related financing, includes forward-looking statements involving risks and uncertainties and should be read together with the “Cautionary Note Regarding Forwarding- Looking Statements” section of this Quarterly Report. Such risks and uncertainties could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Vinco has successfully completed a spin-off of its Packaging Business, Web3 Business, and Bitcoin Mining Services Business. To accomplish this spin-off, Vinco transferred those businesses to us, then Vinco distributed all of its equity interest in us, consisting of all of the outstanding shares of our common stock, to Vinco’s stockholders on a pro rata basis (the “Distribution”). Following the Separation, Vinco does not own any equity interest in us, and we operate independently from Vinco.

Our financial statements have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Vinco. Our financial statements reflect our financial position, results of operations and cash flows as we were historically managed, in conformity with GAAP. Our financial statements include certain assets and liabilities that have historically been held at the Vinco corporate level but are specifically identifiable or otherwise attributable to us.

All intercompany transactions between us and Vinco have been included in our financial statements and are considered to be settled in our consolidated financial statements at the time the Separation became effective. The total net effect of the settlement of these intercompany transactions is reflected in our unaudited pro forma combined balance sheets as “Due to/from Parent.”

The historical costs and expenses reflected in our financial statements for Ferguson Containers include an allocation for certain corporate shared service functions historically provided by Vinco including executive oversight, accounting, treasury, tax, legal, human resources, occupancy, procurement, information technology and other shared services. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis based on sales, headcount, tangible assets or other measures considered to be a reasonable reflection of the historical utilization levels of these services.

Our management believes the assumptions underlying our Ferguson Containers financial statements, including the assumptions regarding the allocation of general corporate expenses from Vinco are reasonable. Nevertheless, our financial statements may not include all of the actual expenses that would have been incurred had we operated as a stand-alone company during the periods presented and may not reflect what our actual results of operations, financial position and cash flows would have been if we had operated as a stand-alone company during the periods presented. Actual costs that would have been incurred if we had operated as a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. Following the Separation, we now perform these functions using our own resources or purchased services.

Cryptyde is comprised of the Packaging Business, the Web3 Business, and the Bitcoin Mining Services Business. The Packaging Business includes Ferguson Containers and has been operating for over 50 years. The Bitcoin Mining Services Business is a joint venture through CW Machines, LLC and began operating in October 2021. The joint venture is expected to be accounted for as a variable interest entity and will be fully consolidated with Cryptyde, Inc. The Web3 business expects to begin offering Web3 products in 2022.

The Packaging Business – Ferguson Containers

Ferguson Containers manufactures and sells custom packaging for a variety of products. In our experience, packaging has the capability to “tell” the products’ story, generating increased product awareness, promote brand image, and drive unit growth. Senior management has more than 100 years of combined experience marketing, producing and delivering packaging materials. A hallmark of our operation is our quick production cycle. We can often begin a production run within minutes of receipt of an order. Many of our products are manufactured from 100% post-consumer recycled material. When production is complete, we typically ship the product using our own trucks rather than relying on a common carrier. Ferguson Containers does not have long-term agreements with its customers, and instead manufactures and sells its packaging products subject to purchase orders from its customers.

The Web3 Business – BlockHiro, LLC

BlockHiro, LLC, a Nevada limited liability company was formed on November 8, 2021, was formed to hold the Web3 Business. The Web3 Business plans to use decentralized blockchain technology in established consumer facing industries such as video games, music, and art. TYDE intends to finalize a digital coin minting platform in 2022. TYDE believes its digital coin minting platform will enable TYDE to, together with partners and clients, quickly and efficiently create digital coins for use with projects in established consumer facing industries.

Bitcoin Mining Services Business – CW Machines, LLC

CW Machines, LLC, a Nevada limited liability company formed on October 2, 2021, was formed to hold the Bitcoin Mining Services Business. The Bitcoin Mining Services Business, CW Machines, LLC, through a joint venture with Wattum Management Inc. and BBA Technology Inc., is focused on bringing Bitcoin mining to the consumer level by offering Bitcoin mining equipment and co-location services.

Financing

On November 11, 2021, the Company entered into an Amendment Agreement (the “Amendment Agreement”) by and among Vinco Ventures, Inc., Hudson Bay Master Fund Ltd. and the Company. In connection with the Amendment Agreement on May 18, 2022, the Company issued to Hudson Bay Master Fund Ltd. warrants exercisable into 8,652,419 shares of the Company’s common stock with an exercise price of $0.001 per share.

On January 26, 2022, the Company, entered into a Securities Purchase Agreement (the “Note Securities Purchase Agreement”) with an accredited investor (the “Note Investor”) for the issuance and sale of a Senior Convertible Note with an initial principal amount of $33,333,333 (the “Note”) at a conversion price of $10.00 per share of Cryptyde’s common stock, par value $0.001 (the “Common Stock”), a warrant (the “Warrant”) to purchase up to 3,333,333 shares of Common Stock with an initial exercise price of $10.00 per share of Common Stock (the “Note Private Placement”). The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the third anniversary of the date the note was issued, May 5, 2022 (the “Maturity Date”). The Note shall not bear interest, provided, however, that the Note will bear interest at 18% per annum upon the occurrence of an event of default. Cryptyde and the Note Investor closed on the transactions contemplated by the Note Securities Purchase Agreement on May 5, 2022. At the closing, Cryptyde issued to the Note Investor the Warrant to purchase up to 3,333,333 shares of Cryptyde Common Stock with an exercise price of $10.00 per share. In connection with the Note Private Placement, Cryptyde also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Note Investor, and on May 5, 2022, entered into a Security Agreement, a Pledge Agreement and various ancillary certificates, disclosure schedules and exhibits in support thereof prior to the closing of the Purchase Agreement.

On January 26, 2022, the Company, entered into a Securities Purchase Agreement (the “Equity Private Placement”) with an accredited investor (the “Equity Investor”) for the issuance of (i) 1,500,000 shares of Common Stock, and (ii) a warrant (the “Equity Investor Warrant”) to purchase up to 1,500,000 shares of Common Stock with an exercise price of $8.00 per share of Common Stock (the “Equity Private Placement”). The consideration paid to Cryptyde under the Equity Private Placement was $12,000,000. Cryptyde and the Equity Investor closed on the transactions contemplated by the Equity Private Placement on May 20, 2022. At the closing, Cryptyde issued to the Equity Investor 1,500,000 shares of Cryptyde Common Stock and a warrant to purchase up to 1,500,000 shares of Cryptyde Common Stock with an exercise price of $8.00 per share. The Equity Private Placement contains covenants on the part of Cryptyde, including that Cryptyde will reserve for the purpose of issuance at least 100% of the maximum number of shares of Common Stock issuable upon conversion of the Equity Investor Warrant. In addition, under the Equity Private Placement, Cryptyde granted the Equity Investor certain rights to participate in any Subsequent Placements for the same duration as the participation right pursuant to the Note Securities Purchase Agreement.

On May 18, 2022, in connection with its spin-off and based upon Vinco warrants exercisable into Vinco common stock, the Company issued to Palladium Capital Group, LLC, CVI Investments, Inc. and Armistice Capital Master Fund Ltd. warrants exercisable into 767,774, 500,000 and 300,000 shares, respectively, of the Company’s common stock at an exercise price of $0.001 per share.

Copies of each of the Note Securities Purchase Agreement, Registration Rights Agreement, form of Pledge Agreement, Equity Securities Purchase Agreement, form of Equity Investor Warrant, Hudson Bay Master Fund Ltd. Warrants dated May 18, 2022, Palladium Capital Group, LLC Warrants dated May 18, 2022, CVI Investments, Inc. Warrants dated May 18, 2022, Armistice Capital Master Fund Ltd Warrants dated May 18, 2022, and BHP Capital NY, Inc. Warrants dated May 20, 2022 are attached to as Exhibits 10.10, 10.11, 10.14, 10.15, 10.16, 10.18, 10.19, 10.20, 10.21 and 10.22, respectively.

Key Components of our Results of Operations

Revenues

We sell corrugated custom packaging to a wide array of customers. In addition, we will generate revenues from the sales of Bitcoin mining equipment offered through CW Machines, LLC and Web3 Products and services offered through BlockHiro, LLC.

Cost of Revenues

Our cost of revenues includes inventory costs, materials and supplies costs, internal labor costs and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs. In addition, we will incur costs to purchase Bitcoin mining equipment which will be resold to customers and costs from the development of Web3 products and services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of selling, marketing, advertising, payroll, administrative, finance and professional expenses.

Rental Income

We earned rental income from a month-to-month lease on a portion of the building located in Washington, New Jersey that we previously owned. The building was sold in August 2021.

Interest Expense and Income, Net

Interest expense includes the cost of our borrowings under our debt arrangements. Interest income includes the interest earned under our notes receivable.

Other Income

Other income includes the gain on disposal of the building located in Washington, New Jersey.

Results of Operations

Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021

The following table sets forth information comparing the components of net (loss) income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Period over Period Change
	2022	2021	$	%

Revenues, net	$3,719,647	$1,757,652	$1,961,995	111.63%
Cost of revenues	3,174,383	1,283,158	1,891,225	147.39%
Gross profit	545,264	474,494	70,770	14.91%

Operating expenses:
Selling, general and administrative	1,921,795	494,055	1,427,740	288.98%
Operating (loss)	(1,376,531)	(19,561)	(1,356,770)	6937.12%

Other (expense) income:
Rental income	-	25,704	(25,704)	-100.00%
Interest (expense)	(129)	(46,492)	46,363	-99.72%
Other income	49,519	-	49,519	100.00%
Total other income (loss), net	49,390	(20,788)	70,178	-337.59%
Loss before income taxes	(1,327,141)	(40,349)	(1,286,792)	3189.15%
Income tax expense (benefit)	(189,997)	(11,342)	(178,655)	1575.16%
Net loss	(1,137,144)	(29,007)	(1,108,137)	3820.24%

Revenue

For the three months ended March 31, 2022, revenues increased by $1,961,995 or 111.63%, as compared to the three months ended March 31, 2021. The increase was primarily the result of increased sales due to shipment of goods to customers related to the sale of mining equipment.

Cost of Revenues

For the three months ended March 31, 2022, cost of revenues increased by $1,891,225 or 147.39%, as compared to the three months ended March 31, 2021. The increase was primarily attributable to the increase in total revenues as well as increased costs of materials and production.

Gross Profit

For the three months ended March 31, 2022, gross profit increased by $70,770, or 14.91%, as compared to the three months ended March 31, 2021. The increase was primarily a result of the increase in revenues offset by the increased costs of materials and production.

Operating Expenses

Selling, general and administrative expenses were $1,921,795 and $494,055 for the three months ended March 31, 2022 and 2021, respectively, representing an increase of $1,427,740, or 288.98%. The increase was primarily the result of an increase in payroll costs and operating costs as a standalone public company.

Rental Income

Rental income was $0 and $25,704 for the three months ended March 31, 2022 and 2021, respectively, representing a decrease of $25,704. The decrease was related to no longer receiving rental income due to the sale of the building in Washington, New Jersey in August 2021.

Interest expense

Interest expense was $129 for the three months ended March 31, 2022, versus $46,492 for the year ended March 31, 2021. The decrease in interest expense was related to repayment of outstanding lines of credit as well as the outstanding notes payable.

Other income

Other income was $49,519 for the three months ended March 31, 2022 versus $0 for the three months ended March 31, 2021. The increase was related to the interest earned on the notes receivable with Wattum Management.

Income tax expense

Income tax benefit was $189,997 for the three months ended March 31, 2022, versus $11,342 for the three months ended March 31, 2021, respectively. The increase was a result of the increase in loss before income taxes.

Net loss

Net loss was $1,137,144 and $29,007 for the three months ended March 31, 2022 and 2021, respectively. The increase in net loss was a result of the increase in selling, general and administrative expenses.

Liquidity and Capital Resources

Cryptyde, Inc. has required funding from the Parent to fund its operations. In addition, other than those that relate to the Note Private Placement, the Company has no significant debt obligations.

The Company currently has approximately $40 million in cash from Vinco, the Equity Private Placement, and the Note Private Placement. The Company believes it will have sufficient funds for the next 12 months to accomplish its strategic plan.

Cash Flows

Since inception, Cryptyde, Inc. and its subsidiaries have primarily used its available cash to fund its operations. The following table sets forth a summary of cash flows for the periods presented:

	For the Three Months Ended March 31,
	2022	2021
Cash (used in) provided by:
Operating Activities	$(1,551,911)	$31,773
Investing Activities	(6,595)	(18,228)
Financing Activities	1,660,247	43,958
Net increase in cash and restricted cash	$101,741	$57,503

Cash Flows for the Three Months Ended March 31, 2022 and 2021

Operating Activities

Net cash used in operating activities was $1,551,911 during the three months ended March 31, 2022, which consisted primarily of a net loss of $1,137,144, decreases in changes in operating assets and liabilities $520,664 offset by non-cash depreciation expense of $59,192 and provision for bad debts of $46,705. Net cash used in operating activities was $31,773 during the three months ended March 31, 2021, which consisted primarily of a net loss of $29,007 offset by non-cash depreciation expense of $32,812, and a increase in changes in operating assets and liabilities of $27,968.

Investing Activities

Net cash used by investing activities decreased to $6,595 during the three months ended March 31, 2022 from net cash used of $18,228 during the three months ended March 31, 2021. This decrease consisted of less cash used for property and equipment purchases during the three months ended March 31, 2022 and 2021, respectively.

Financing Activities

Net cash provided by financing activities was $1,660,247 during the three months ended March 31, 2022 compared to $43,958 for the three months ended March 31, 2021. This increase consisted of increase in cash received from Parent of $1,272,307 and by changes in repayments under lines of credit and notes payable of $343,982.

Ferguson Containers has historically been positive cash flows from operations. In addition, the Company has no significant debt obligations. Since inception, Ferguson Containers Inc.’s operations have been funded principally through its operations.

Cryptyde, Inc. has required funding from the Parent to launch operations.

At the Distribution, the Company expects to have approximately $40 million in cash from Vinco, the Equity Private Placement, and the Note Private Placement. The Company believes it will have sufficient funds for the next 12 months to accomplish its strategic plan.

Contractual Obligations and Commitments

The Company has no debt covenants that require certain financial information to be met.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of March 31, 2022.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of the Company’s financial condition and results of operations is based on the Company’s combined financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. In accordance with U.S. GAAP, the Company bases its estimates on historical experience and on various other assumptions the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

For information on the Company’s significant accounting policies please refer to Note 2 to the Company’s Financial Statements included in this Quarterly Report.

THE SEPARATION

General

Prior to the Separation, we were a wholly owned subsidiary of Vinco. As described in this section, “The Separation”, we have separated from Vinco and have become a separate company traded on the Nasdaq. The effective date of the Separation was June 29, 2022.

Vinco has distributed 100% of the shares of our common stock held by Vinco to holders of shares of Vinco common stock, subject to certain conditions. The distribution of our common stock took place on June 29, 2022 (the “Distribution Date”). On the Distribution Date, each holder of Vinco common stock received one share of Cryptyde common stock for every ten shares of Vinco common stock held at the close of business on the Record Date, as described below.

Reasons for the Separation

The Vinco board of directors believes that separating the Spin-Off Businesses from the remainder of Vinco is in the best interests of Vinco and its stockholders for a number of reasons, including:

●	Distinct Focus. Each company will benefit from a distinct strategic and management focus on its specific operational and growth priorities. Vinco is expected to continue operations of its media focused business; Vinco will operate the Spin-Off Businesses. Because each company will have smaller portfolio of businesses, management of each company is expected to better allocate time and resources to identifying and executing operational and growth strategies;

●	Differentiated Investment Opportunities. Each company will offer differentiated and compelling investment opportunities based on its particular operating and financial model, allowing it to more closely align with its natural investor type. Cryptyde seeks to attract investors looking to invest in companies bringing Web3, and blockchain technology generally, into consumer facing industries, such as music and art, while also maintaining the stability that comes with an established business, such as the Packaging Business. Whereas Vinco will likely appeal to investors looking to invest in a global media business;

●	Optimized Balance Sheet and Capital Allocation Priorities. Each company will operate with a capital structure and capital deployment strategy tailored to its specific business model and growth strategies without having to compete with the other for investment capital. Cryptyde will monitor the performance and opportunities of the Spin-Off Businesses and allocate capital in a manner designed to grow Cryptyde. Vinco will continue allocating resources towards its media business;

●	Direct Access to Capital Markets. Each company will have its own equity structure that will afford it direct access to the capital markets and allow it to capitalize on its unique growth opportunities appropriate to its business;

●	Alignment of Incentives with Performance Objectives. Each company will be able to offer incentive compensation arrangements for employees that are more directly tied to the performance of its business and may enhance employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives. Cryptyde expects to incentivize management and employees with both cash and equity compensation upon attaining earnings, market capitalization, and user count goals. By tailoring managements’ and employees’ incentive to the performance of the Spin-Off Businesses, rather than the businesses that remain with Vinco, Cryptyde hopes to advance the Spin-Off Businesses faster than should they remain with Vinco; and

●	Incremental Stockholder Value. Each company will benefit from the investment community’s ability to value its businesses independently within the context of its particular industry with the anticipation that, over time, the aggregate market value of the companies will be higher, on a fully distributed basis and assuming the same market conditions, than if Vinco were to remain under its current configuration.

Vinco’s board of directors also considered potentially negative factors in evaluating the Separation, including risks relating to the creation of a new public company, possible increased administrative costs and one-time separation costs, but concluded that the potential benefits of the Separation outweighed these factors. The anticipated benefits of the spin-off are based on a number of assumptions, and there can be no assurance that such benefits will materialize to the extent anticipated, or at all. In the event the Separation does not result in such benefits, the costs associated with the Separation could have an adverse effect on each company individually and in the aggregate. For more information, see the Section “Risk Factors.”

Share Issuance Ration

For every ten shares of Vinco common stock owned as of the close of business on the Record Date, the holder received one share of our common stock on the Distribution Date.

Treatment of Fractional Shares

Nevada Agency & Transfer Company, acting as the distribution agent (the “Distribution Agent”), did not distribute any fractional shares of our common stock to Vinco stockholders. As soon as practicable on or after the Distribution Date, the Distribution Agent, instead, aggregated fractional shares into whole shares, sold the whole shares in the open market at prevailing prices, and distributed the net cash proceeds from the sales, net of brokerage fees and commissions, transfer taxes, and other costs, and after making appropriate deductions of the amounts required to be withheld for U.S. federal income tax purposes, if any, pro rata to each stockholder that would otherwise have been entitled to receive a fractional share in connection with the Distribution. The Distribution Agent determined when, how, through which broker-dealers, and at what prices to sell the aggregated fractional shares. Recipients of cash in lieu of fractional shares were not entitled to any minimum sale price for the fractional shares or to any interest on the amounts of payments made in lieu of fractional shares.

Treatment of Outstanding Equity Compensation Awards

The following discussion describes the treatment of Vinco equity awards in connection with the Separation. The treatment described below became effective as of the Distribution Date.

Holders of Vinco awards whose post-Separation employer is Cryptyde received as a replacement of the Vinco awards, an identical award with respect to approximately 1/10 of a share of our common stock for each share of Vinco common stock underlying the Vinco award, such that the resulting Cryptyde award had an intrinsic value immediately following the consummation of the Distribution equal to the intrinsic value of the existing Vinco award immediately prior to the consummation of the Distribution, taking into account any necessary adjustments to the exercise price of the new awards, if applicable, to maintain such intrinsic value. To the extent the existing Vinco award was subject to vesting based upon continued service with Vinco, the new awards also remained subject to the same vesting conditions based upon continued employment with the holder’s post-Separation employer. In addition, to the extent the existing Vinco award was subject to the achievement of certain Vinco performance-based target goals, appropriate adjustments were made to such target goals and incorporated into the new awards to reflect equivalent TYDE performance-based target goals.

There are currently no unvested equity awards held by employees of Vinco that are remaining with Vinco after the Separation.

Fractional Interests

To the extent any adjustments made to outstanding Vinco awards resulted in fractional share interests, the fractional interests were rounded down to the nearest whole share, and we made a cash payment to our respective employees and/or directors in lieu of such fractional interests.

Results of the Separation

After the Separation, we are an independent, publicly traded company that directly or indirectly holds the assets and legal entities, subject to any related liabilities, associated with the Spin-Off Businesses previously conducted by Vinco. Following the Separation, we now have approximately 319 stockholders of record. We have 20,305,529 shares of our common stock outstanding as of June 29, 2022.

Incurrence of Debt

In connection with the Separation, we incurred debt from the January 2022 Offering. We may continue to incur further debt in the ordinary course of business.

Regulatory Approvals

We were required to complete the necessary registration under the federal securities laws of our common stock to be issued in connection with the Distribution. We were also required to complete the applicable listing requirements on Nasdaq for such shares. Other than these requirements, no other material governmental or regulatory filings or approvals were necessary to consummate the Distribution.

Agreements with Vinco

In connection with the Separation, we entered into a Separation and Distribution Agreement and other agreements with Vinco to effect the Separation and provide a framework for our relationship with Vinco after the Separation. These agreements provide for the allocation between us and our subsidiaries, on the one hand, and Vinco and its subsidiaries, on the other hand, of the assets, liabilities, legal entities, and obligations associated with the Spin-Off Businesses, on the one hand, and the other current Vinco businesses, on the other hand, and govern the relationship between our company and our subsidiaries, on the one hand, and Vinco and its subsidiaries, on the other hand, subsequent to the Separation.

The Separation and Distribution Agreement contains many of the key provisions related to our Separation from Vinco and the Distribution of our shares of common stock to Vinco stockholders.

The forms of the principal agreements described below are included as Exhibits 2.1 and 10.1 to this Quarterly Report. The following descriptions of these agreements are summaries of the material terms of these agreements.

Separation and Distribution Agreement

The Separation and Distribution Agreement governs the overall terms of the Separation. Generally, the Separation and Distribution Agreement includes Vinco’s and our agreements relating to the internal restructuring steps taken to complete the Separation, including the assets, legal entities, and rights transferred, liabilities assumed, and related matters.

Subject to the receipt of required governmental and other consents and approvals and the satisfaction of other closing conditions, in order to accomplish the Separation, the Separation and Distribution Agreement provides, as applicable, for Vinco and us to transfer specified assets between the companies that operate the Spin-Off Businesses, on the one hand, and Vinco’s other current businesses, on the other hand, after the Distribution Date. The determination of the assets transferred between the companies has been made by Vinco in its sole discretion. The Separation and Distribution Agreement requires Vinco and us to use reasonable efforts to obtain consents, approvals, and amendments required to assign the assets, legal entities, and liabilities that are transferred pursuant to the Separation and Distribution Agreement.

Unless otherwise provided in the Separation and Distribution Agreement or any of the related ancillary agreements, all assets have been transferred on an “as is, where is” basis. Generally, if the transfer of any assets or any claim or right or benefit arising thereunder required a consent that was not obtained before the Distribution, or if the transfer or assignment of any such asset or such claim or right or benefit arising thereunder was ineffective or adversely affected the rights of the transferor thereunder so that the intended transferee did not in fact receive all such rights, the party retaining any asset that otherwise would have been transferred now holds such asset in trust for the use and benefit of the party entitled thereto and retains such liability for the account of the party by whom such liability is to be assumed, and has taken such other action as has been reasonably requested by the party to which such asset was to be transferred, or by whom such liability was to be assumed, as the case may be, in order to place such party, insofar as reasonably possible, in the same position as would have existed had such asset or liability been transferred prior to the consummation of the Distribution.

In addition, Vinco was given the right to determine the date and terms of the Separation and was given the right, at any time until completion of the Distribution, to determine to abandon or modify the Distribution and to terminate the Separation and Distribution Agreement.

In addition, the Separation and Distribution Agreement governs the treatment of indemnification, insurance, and litigation responsibility and management of the Spin-Off Businesses, on the one hand, and Vinco’s other current businesses, on the other hand, after the Distribution Date. Generally, the Separation and Distribution Agreement provides for uncapped cross-indemnities primarily designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of Vinco’s other current businesses with Vinco, in either case after applicable insurance coverage (which generally are occurrence policies) intended to cover such obligations and liabilities and whether incurred prior to, on, or after the Distribution Date. We and Vinco have each agreed to indemnify the other for any liabilities caused by a material misstatement or omission in materials supplied by one of us to the other regarding the business, operations, financial results, stockholder communications, risks, management, management compensation levels, and stock ownership of the applicable company. The Separation and Distribution Agreement also establishes procedures for handling claims subject to indemnification and related matters.

Tax Matters Agreement

In connection with the Separation, we and Vinco entered into a Tax Matters Agreement that contains certain tax matters arrangements (the “Tax Matters Agreement”) and governs the parties’ respective rights, responsibilities, and obligations with respect to taxes, including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of the failure of the Transfer and the Distribution to qualify for tax-free treatment for U.S. federal income tax purposes. The Tax Matters Agreement also sets forth the respective obligations of the parties with respect to the filing of tax returns, the administration of tax contests, and assistance and cooperation on tax matters.

In general, the Tax Matters Agreement governs the rights and obligations that we and VINCO have after the Separation with respect to taxes for both pre- and post-closing periods. Under the Tax Matters Agreement, we generally are responsible for (i) any of our taxes for all periods prior to and after the Distribution and (ii) any taxes of Vinco for periods prior to the Distribution to the extent attributable to the Spin-Off Businesses. Vinco generally is responsible for any of the taxes of Vinco other than taxes for which we are responsible.

The Tax Matters Agreement further provides as follows:

●	We will generally indemnify Vinco against taxes arising in the ordinary course of business for which we are responsible under the Tax Matters Agreement; and

●	VINCO will indemnify us against any taxes of VINCO other than taxes for which we are responsible.

In addition to the indemnification obligations described above, the indemnifying party generally is required to indemnify the indemnified party against any interest, penalties, additions to tax, losses, assessments, settlements, or judgments arising out of or incident to the event giving rise to the indemnification obligation, along with costs incurred in any related contest or proceeding.

The Tax Matters Agreement also generally prohibits us and our affiliates from taking certain actions that could cause the Transfer and the Distribution to fail to qualify for their intended tax treatment, including the following:

●	during the two-year period following the Distribution Date (or otherwise pursuant to a “plan” within the meaning of Section 355(e) of the Code), we may not cause or permit certain business combinations or transactions to occur;

●	during the two-year period following the Distribution Date, we may not discontinue the active conduct of our business (within the meaning of Section 355(b)(2) of the Code);

●	during the two-year period following the Distribution Date, we may not liquidate or merge, consolidate, or amalgamate with any other person;

●	during the two-year period following the Distribution Date, we may not sell or otherwise dispose of more than 30% of our consolidated gross assets;

●	during the two-year period following the Distribution Date, we may not purchase any of our common stock, other than pursuant to certain open market repurchases of less than 20% of our common stock (in the aggregate);

●	during the two-year period following the Distribution Date, we may not amend our Certificate of Incorporation (or other organizational documents) or take any other action affecting the voting rights of our common stock; and

●	more generally, we may not take any action that could reasonably be expected to cause the Transfer and the Distribution and to fail to qualify as tax-free transactions for U.S. federal income tax purposes.

In the event that the Transfer and the Distribution fail to qualify for their intended tax treatment, in whole or in part, and Vinco is subject to tax as a result of such failure, the Tax Matters Agreement will determine whether Vinco must be indemnified for any such tax by us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Due to being a Smaller Reporting Company, the Company is not required to provide information under this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer have concluded that, as of the end of such period covered by this Quarterly Report, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information that it is required to disclose in reports that the Company files with the SEC is recorded, processed, summarized and reported within the time periods specified by the Exchange Act rules and regulations due to the reasons set forth below.

As of December 31, 2021, management identified the following material weakness in our internal control over financial reporting: the Company was unable to provide a timely financial reporting package in connection with the year end audit. This was primarily the result of the Company’s limited accounting personnel. This also limits the extent to which the Company can segregate incompatible duties and has a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected. There is a risk under the current circumstances that intentional or unintentional errors could occur and not be detected.

In the first quarter of 2022, the Company added additional accounting personnel and began the implementation of a new accounting system. Management has concluded that the material weakness described above currently exists as of March 31, 2022. The Company plans to engage with outside consultants to strengthen its capabilities and help the Company in the design and assessment of its internal controls over financial reporting to further reduce and remediate existing control deficiencies during 2022.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting that materially affected our internal control over financial reporting as of March 31, 2022.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is party to legal actions that are routine and incidental to its business. However, based upon available information and in consultation with legal counsel, management does not expect the ultimate disposition of any or a combination of these actions to have a material adverse effect on the Company’s assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and\or results of operations.

ITEM 1A. RISK FACTORS

Our business and common stock are subject to a number of risks and uncertainties The discussion of such risks and uncertainties may be found under “Risk Factors” in the Form S-1 filed with the Commission on May 9, 2022, as amended. There have been no material changes to such risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

On January 26, 2022, we entered into a note purchase agreement with Hudson Bay Master Fund, Ltd. (the “January 2022 Purchase Agreement”) for the issuance and sale of (i) a note with an initial principal amount of $33,333,333 at a conversion price of $10.00 per share (the “January 2022 Note”) and (ii) warrants to purchase up to 3,333,333 shares of our common stock with an initial exercise price of $10.00 per share (the “January 2022 Warrants”) for consideration of $30,000,000 The January 2022 Note and the January 2022 Warrants were issued upon the closing on May 5, 2022.

The January 2022 Note is immediately convertible and has a term of exercise equal to three years from the date of issuance. The January 2022 Warrants are immediately exercisable and have a term of exercise equal to five years from the date of issuance.

The sale of securities under the January 2022 Purchase Agreement was pursuant to Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated by the SEC thereunder.

In connection with the January 2022 Purchase Agreement and for no additional consideration, we agreed to issue warrants exercisable into 533,333 shares of our common stock as a part of the compensation to Palladium Capital Group, LLC (“Palladium”) for serving as placement agent in connection with the January 2022 Purchase Agreement pursuant to Section 4(a)(2) of the Securities Act. These warrants were issued on May 5, 2022 in connection with the closing of the January 2022 Purchase Agreement and have a term of five years from the date of issuance.

On January 26, 2022, we entered into a securities purchase agreement (the “Equity Private Placement”) with BHP Capital NY, Inc. for the issuance of (i) 1,500,000 shares of our common stock, and (ii) warrants (the “Equity Investor Warrants”) to purchase up to 1,500,000 shares of our common stock with an exercise price of $8.00 per share of common stock. The 1,500,000 shares of our common stock and the Equity Investor Warrants were issued on May 20, 2022. The consideration paid to us upon the closing of the Equity Private Placement was $12,000,000. The Equity Investor Warrants became immediately exercisable upon closing and will expire on May 16, 2027.

The sale of securities under the Equity Private Placement was pursuant to Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated by the SEC thereunder.

In connection with the Equity Private Placement and for no additional consideration, we agreed to issue warrants exercisable into 240,000 shares of our common stock as a part of Palladium’s compensation for serving as placement agent in connection with the Equity Private Placement pursuant to Section 4(a)(2) of the Securities Act. This exemption is available to us because this offering was not made to the public. These warrants were issued on May 20, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

(b) Exhibits

The following documents are filed as exhibits hereto:

Exhibit No.	Description

2.1#	Separation and Distribution Agreement, dated May 5, by and between Vinco Ventures, Inc. and the Registrant (previously filed with the Securities and Exchange Commission as Exhibit 2.1 to the Registrant’s Registrations Statement on Form S-1 filed May 9, 2022)

3.1	Certificate of Incorporation (previously filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

3.2	Bylaws (previously filed with the Securities and Exchange Commission as Exhibit 3.2 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.1	Amended and Restated Tax Matters Agreement, dated June 7, 2022 by and between Vinco Ventures, Inc. and the Registrant (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Amendment No. 1 to Form S-1 dated June 7, 2022, with a filing date of June 8, 2022)

10.2+	2022 Incentive Compensation Plan (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Registrations Statement on Form S-1 filed May 9, 2022)

10.3+	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2022 Incentive Compensation Plan (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Registrations Statement on Form S-1 filed May 9, 2022)

10.4+	Employment Agreement by and between the Registrant and Brian McFadden (previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.5+	Employment Agreement by and between the Registrant and Brett Vroman (previously filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.6	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers (previously filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Registrations Statement on Form S-1 filed May 9, 2022)

10.7	Form of Amendment Agreement between Cryptyde, Inc., Vinco Ventures, Inc., and Hudson Bay Master Fund Ltd., dated November 11, 2021 (previously filed with the Securities and Exchange Commission as Exhibit 10.11 to the Registrant’s Amendment No. 1 to Form 10 on January 25, 2022)

10.7.1	First Amendment to the Amendment Agreement between Cryptyde, Inc., Vinco Venture. Inc., and Hudson Bay Master Fund Ltd., dated May 5, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.1.7 to the Registrant’s Registrations Statement on Form S-1 filed May 9, 2022)

10.8	Form of Cryptyde, Inc. Warrant to Purchase Common Stock (previously filed with the Securities and Exchange Commission as Exhibit 10.12 to the Registrant’s Amendment No. 1 to Form 10 on January 25, 2022)

10.9	Form of Registration Rights Agreement between Cryptyde, Inc. and Hudson Bay Master Fund Ltd., dated November 11, 2021 (previously filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Amendment No. 1 to Form 10 on January 25, 2022)

10.10#	Note Securities Purchase Agreement, dated January 26, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 12 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.10.1	First Amendment to Note Securities Purchase Agreement between Hudson Bay Master Fund Ltd., and Cryptyde, Inc., dated May 5, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.10.1 to the Registrant’s Registrations Statement on Form S-1 filed May 9, 2022)

10.11	Registration Rights Agreement, dated January 26, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.12	Form of Note related to the January 26, 2022 Note Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.13	Form of Warrant related to the January 26, 2022 Note Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.15 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.14	Form of Pledge Agreement related to the January 26, 2022 Note Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.16 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.15#	Equity Securities Purchase Agreement, dated January 26, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.17 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.15.1	Amendment to Securities Purchase Agreement,by and among Cryptyde, Inc. and BHP Capital NY, Inc., dated April 18, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.15.1 to the Registrant’s Registrations Statement on Form S-1 filed May 9, 2022)

10.16	Form of Warrant related to the January 26, 2022 Equity Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 18 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.17#	Milestone Agreement, entered into in April 2022, between Cryptyde, Inc., Emmersive Entertainment, Inc., and certain former shareholders of Emmersive Entertainment, Inc. identified therein. (previously filed with the Securities and Exchange Commission as Exhibit 10.17 to the Registrant’s Registrations Statement on Form S-1 filed May 9, 2022)

10.18	Hudson Bay Master Fund Ltd. Warrants dated May 18, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 24, 2022)

10.19	Palladium Capital Group, LLC Warrants dated May 18, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 24, 2022)

10.20	CVI Investments, Inc. Warrants dated May 18, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 24, 2022)

10.21	Armistice Capital Master Fund Ltd Warrants dated May 18, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 24, 2022)

10.22	BHP Capital NY, Inc. Warrants dated May 20, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed May 24, 2022)

31.1	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Financial Officer (filed herewith)

32.1	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

+	Management contract or compensatory plan or arrangement.

#	Schedules and/or exhibits have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. We agree to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 30, 2022

CRYPTYDE, INC.

By:	/s/ Brian McFadden
Name:	Brian McFadden
Title:	Chief Executive Officer

CRYPTYDE, INC.

By:	/s/ Brett Vroman
Name:	Brett Vroman
Title:	Chief Financial Officer

