Form 10-Q
period 2022-06-30
Cryptyde, Inc.
filed 2022-08-19
CIK 1892492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

☒Yes ☐ No

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

As of August 18, 2022, there were 31,257,585 shares of the registrant’s common stock outstanding.

CRYPTYDE, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended June 30, 2022 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, our ability to raise capital, our operational and strategic initiatives or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Quarterly Report identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	Our ability to effectively execute our business plans including transitioning from being focused on end-to-end consumer product innovation, development, and commercialization to being focused on digital media, advertising and content technologies innovation, development, and commercialization;
●	Our ability to manage our expansion, growth and operating expenses;
●	Our ability to protect our brands, reputation and intellectual property rights;
●	Our ability to obtain adequate financing to support our development plans;
●	Our ability to repay our debts;
●	Our ability to rely on third-party suppliers, content contributors, developers, and other business partners;
●	Our ability to evaluate and measure our business, prospects and performance metrics;
●	Our ability to compete and succeed in a highly competitive and evolving industry;
●	Our ability to respond and adapt to changes in technology and consumer behavior;
●	Our dependence on information technology, and being subject to potential cyberattacks, security problems, network disruptions, and other incidents;
●	Our ability to comply with complex and evolving laws and regulations including those relating to privacy, data use and data protection, content, competition, safety and consumer protection, e-commerce, digital assets and other matters, many of which are subject to change and uncertain interpretation;
●	Our ability to enhance disclosure and financial reporting controls and procedures and remedy the existing weakness;
●	Risks in connection with completed or potential acquisitions, dispositions and other strategic growth opportunities and initiatives;
●	Taxes;
●	The stability of the governments and political and business conditions in certain foreign countries in which we or certain of our business partners may operate now or in the future;
●	Costs and results of potential litigation;
●	Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies;
●	The use of social or digital media to disseminate false, misleading and/or unreliable or inaccurate information regarding our products, services or the industry in which we operate;
●	The potential that we do not realize some or all of the benefits expected to result from the spin-off, or the delay of such benefits;
●	Our ongoing businesses may be adversely affected and subject to certain risks and consequences as a result of the spin-off transaction;
●	If the distribution of shares of Cryptyde, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, the Company’s stockholders and the Company could be subject to significant tax liability;
●	If the spin-off transaction does not comply with state and federal fraudulent conveyance laws and legal dividend requirements; or
●	Other risk factors discussed in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 12, 2022.

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

PART I - FINANCIAL INFORMATION

CRYPTYDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,965,926	$911,194
Restricted cash	30,000,000	-
Accounts receivable, net	1,091,548	867,027
Inventories	150,089	110,664
Prepaid expenses and other current assets	5,222,254	7,081,693
Total current assets	46,429,817	8,970,578
Property and equipment, net	941,985	1,007,770
Right of use assets – operating leases	90,262	-
Loan held-for-investment	4,000,000	4,000,000
Total assets	$51,462,064	$13,978,348

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Note payable, current portion	$-	$15,530
Accounts payable	462,349	171,174
Accrued expenses and other current liabilities	4,931,700	7,007,531
Current portion of operating lease liabilities	42,974	-
Income tax payable	-	319,997
Due to Former Parent	7,226,700	-
Total current liabilities	12,663,723	7,514,232

Convertible notes payable, net of debt discount of $7,798,881	25,534,452	-
Operating lease liabilities, net of current portion	48,786	-
Note payable, less current portion	-	12,114
Deferred tax liabilities	82,104	82,104
Due to Former Parent	-	4,198,546
Total liabilities	$38,329,065	$11,806,996

Stockholder’s equity:
Common stock, $0.001 par value, 250,000,000 and 10,000 shares authorized and 21,815,166 and 10,000 shares outstanding at June 30, 2022 and December 31, 2021, respectively	$21,815	$10
Additional paid-in capital	15,533,733	(10)
Retained earnings	(2,074,627)	2,300,212
Total stockholder’s equity attributable to Cryptyde, Inc.	13,480,921	2,300,212
Non-controlling interest	(347,922)	(128,860)
Total stockholder’s equity	13,132,999	2,171,352
Total liabilities and stockholder’s equity	$51,462,064	$13,978,348

See the accompanying notes to the condensed consolidated financial statements.

CRYPTYDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the three and six months ended June 30, 2022 and 2021 (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Revenues, net	$7,345,959	$2,006,694	$11,065,606	$3,764,346
Cost of revenues	6,546,875	1,404,289	9,721,258	2,687,447
Gross profit	799,084	602,405	1,344,348	1,076,899

Operating expenses:
Selling, general and administrative expenses	4,292,308	646,419	6,214,103	1,140,474
Operating loss	(3,493,224)	(44,014)	(4,869,755)	(63,575)

Non-operating income (expense):
Interest income (expense), net	454	13,674	325	(32,818)
Rental income	-	28,703	-	54,407
Other income	53,013	-	102,532	-
Total non-operating income (expense)	53,467	42,377	102,857	21,589

Net loss before income tax expense	(3,439,757)	(1,637)	(4,766,898)	(41,986)

Income tax expense (benefit)	17,000	(460)	(172,997)	(11,802)

Net loss	$(3,456,757)	$(1,177)	(4,593,901)	(30,184)
Net loss attributable to non-controlling interest	(92,308)	-	(219,062)	-
Net loss attributable to Cryptyde, Inc.	(3,364,449)	(1,177)	(4,374,839)	(30,184)
Earnings (loss) per share:
Loss per share – basic and diluted	$(0.15)	$(0.11)	$(0.20)	$(3.02)
Weight average number of common shares outstanding – basic and diluted	21,815,166	10,000	21,815,166	10,000

See the accompanying notes to the condensed consolidated financial statements.

CRYPTYDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2022 and 2021:

	Common Stock		Additional Paid in	Non controlling	Retained
	Shares	Amount	Capital	Interest	Earnings	Total

Balance, January 1, 2022	10,000	$10	$(10)	$(128,860)	$2,300,212	$2,171,352
Net loss	-	-	-	(126,754)	(1,010,390)	(1,137,144)
Balance, March 31, 2022	10,000	10	(10)	(255,614)	1,289,822	1,034,208
Issuance of common stock to investors	1,500,000	1,500	11,998,500	-	-	12,000,000
Exercise of warrants	1,499,923	1,500	(500)	-	-	1,000
Issuance of common stock to shareholders upon distribution from Vinco Ventures, Inc.	18,805,243	18,805	(18,805)	-	-	-
Issuance of warrants to noteholders and placement agent	-	-	3,905,548	-	-	3,905,548
Offering costs	-	-	(960,000)	-	-	(960,000)
Share-based compensation	-	-	609,000	-	-	609,000
Net loss	-	-	-	(92,308)	(3,364,449)	(3,456,757)
Balance, June 30, 2022	21,815,166	$21,815	$15,533,733	$(347,922)	$(2,074,627)	$13,132,999

Balance, January 1, 2021	10,000	$10	$(10)	$-	$2,271,431	$2,271,431
Net loss	-	-	-	-	(29,007)	(29,007)
Balance, March 31, 2021	10,000	10	(10)	-	2,242,424	2,242,424
Net loss	-	-	-	-	(1,177)	(1,177)
Balance, June 30, 2021	10,000	$10	$(10)	$-	$2,241,247	$2,241,247

See the accompanying notes to the condensed consolidated financial statements.

CRYPTYDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2022 and 2021 (Unaudited)

	2022	2021
Cash flows from operating activities:
Net loss	$(4,593,901)	$(30,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	118,384	65,624
Share-based compensation	609,000	-
Provision for bad debts	46,705	-
Changes in assets and liabilities:
Accounts receivable	(271,226)	(280,731)
Inventories	(39,425)	13,091
Prepaid expenses and other current assets	1,859,439	5,822
Accounts payable	291,175	(9,883)
Accrued expenses and other current liabilities	(3,914,330)	(10,386)

Net cash used in operating activities	(5,894,179)	(246,647)

Cash flows from investing activities:
Purchases of property and equipment	(52,599)	(33,133)

Net cash provided by (used in) investing activities	(52,599)	(33,133)

Cash flows from financing activities:
Net proceeds from issuance of common stock	12,001,000	-
Net borrowings under convertible notes	30,000,000	-
Due to Former Parent	3,028,154	699,001
Repayments under lines of credit	-	(367,976)
Repayments under notes payable	(27,644)	(7,341)

Net cash provided by (used in) financing activities	45,001,510	323,684

Net increase in cash and cash equivalents and restricted cash	39,054,732	43,904
Cash and cash equivalents and restricted cash, beginning of the year	911,194	176,759
Cash and cash equivalents and restricted cash, end of the period	$39,965,926	$220,663

Supplemental disclosure of cash flow information:
Cash paid for interest	$203	$32,818
Cash paid for income taxes	$147,000	$-
Right of use assets	$98,736	$-
Operating lease liabilities	$98,736	$-
Issuance of warrants to noteholders and placement agent	$3,905,458	$-
Original issue discount	$3,333,333	$-
Accrued placement agent fees for equity placement	$960,000	$-
Accrued placement agent fees for debt placement	$560,000	$-
Issuance of common stock upon the distribution from Vinco Ventures, Inc.	$18,805	$-

See the accompanying notes to the condensed consolidated financial statements.

CRYPTYDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2022 and 2021

(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As used herein, “Cryptyde” and the “Company” refer to Cryptyde, Inc. and subsidiaries and/or where applicable, its management, a Delaware corporation originally incorporated on September 21, 2021 (date of inception) under the laws of the State of Nevada. On March 9, 2022, the Company converted to a Delaware corporation pursuant to a plan of conversion entered into with the Former Parent. The Company sells mining equipment in the blockchain industry. Prior to the Separation (as defined below), the Company was 100% owned by Vinco Ventures, Inc. (“Vinco” or “Former Parent”).

As of June 30, 2022, Cryptyde, Inc. had two wholly-owned subsidiaries: Ferguson Containers, Inc. and BlockHiro, LLC (“BH”). Ferguson Containers, Inc. owns 100% of Cryptyde Shared Services, LLC. Cryptyde owns 51% of CW Machines, LLC which is consolidated under the voting interest entity model. Under the voting interest entity model, control is presumed by the holder of a majority voting interest unless noncontrolling shareholders have substantive participating rights.

During 2021, the Former Parent announced it plans to spin-off (the “Separation”) certain of its businesses. The Former Parent has included Ferguson Containers as well as other subsidiaries of the Former Parent (the “Cryptyde Businesses”) as part of the spin-off. In anticipation of the Separation, the Former Parent contributed its assets and legal entities comprising the Cryptyde Businesses to facilitate the Separation. As a result of the Separation, the Company has become an independent, publicly traded company comprised of the Cryptyde Businesses on June 30, 2022.

On March 29, 2022, Ferguson Containers, Inc. ownership was assigned by the Former Parent to the Company. This transaction between entities under common control resulted in a change in reporting entity and required retrospective combination of the entities for all periods presented, as if the combination had been in effect since the inception of common control. Accordingly, the condensed consolidated financial statements of the Company reflect the accounting of the combined acquired subsidiaries at historical carrying values, except that equity reflects the equity of Cryptyde, Inc.

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements of Ferguson Containers, Inc. and Cryptyde, Inc. in the Company’s Registration Statement on Form S-1 (Registration No. 333-264777), and updated as necessary in these Cryptyde, Inc. Notes to Condensed Consolidated Financial Statements. These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of accounting policies included in Note 2. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed, or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Restricted Cash. The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its January 26, 2022 Secured Convertible Note. See Note 11 for further discussion.

Accounts Receivable. Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. Management estimates the allowance for bad debts based on existing economic conditions, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted. The allowance for doubtful account was $46,705 and $0 as of June 30, 2022 and December 31, 2021, respectively. There were two customers who represented 22% and 13% of total accounts receivable as of June 30, 2022.

CRYPTYDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2022 and 2021

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

Impairment of Long-lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of its long-lived assets using undiscounted cash flows. If an asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The Company did not record any impairment charges related to long-lived assets during the six months ended June 30, 2022 and 2021.

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

CRYPTYDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2022 and 2021

(Unaudited)

Revenue Recognition. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for fulfilling those performance obligations. Revenue for product sales is recognized upon receipt by the customer. There are no contract assets or contract liabilities and therefore no unsatisfied performance obligations. One customer represented 59% of total revenues for the six months ended June 30, 2022.

Disaggregation of Revenue. The Company’s primary revenue streams include the sale of corrugated packaging materials and the sale of mining equipment. There are no other material operations that were separately disaggregated for segment purposes. The Company previously had income from rental operations which is included as part of other income in the statements of operations for the six months ended June 30, 2021.

Cost of Revenues. Cost of revenues includes freight charges, purchasing and receiving costs, depreciation and inspection costs.

Comprehensive income. The Company follows Accounting Standards Codification (“ASC”) 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive loss, comprehensive loss is equal to net loss.

Earnings Per Share. The Company follows ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share. Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of June 30, 2022 and December 31, 2021, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	2022	2021

Warrants for Former Parent warrant holders	8,720,190	-
Convertible shares under notes payable	3,333,333	-
Warrants for noteholders and placement agent	3,866,666	-
Warrants for equity investors and placement agent	1,740,000	-
Shares to be issued	300,000	-
Total common stock equivalents	17,960,189	-

Income Taxes. The Company accounts for income taxes under the provisions of the FASB ASC Topic 740 “Income Taxes” (“ASC Topic 740”). The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of June 30, 2022 and December 31, 2021. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of comprehensive income. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

CRYPTYDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2022 and 2021

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

Leases. In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This ASU requires a lessee to recognize a right-of-use asset and a lease liability under most operating leases in its balance sheet. The ASU is effective for annual and interim periods beginning after December 15, 2021. Early adoption is permitted. The Company has adopted ASU 2016-02 as of January 1, 2022. The adoption of the standard did not have a material impact on the balance sheet. As of April 26, 2022, the date the Company assumed the lease (Note 14), the operating lease right of use asset and operating lease liability amounted to $98,736 with no cumulative-effect adjustment.

Recent Accounting Pronouncements. As of June 30, 2022, there were no recently adopted accounting pronouncements that had a material effect on the Company’s condensed consolidated financial statements.

CRYPTYDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2022 and 2021

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

3. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at June 30, 2022 and December 31, 2021:

	2022	2021

Trade accounts receivable	$1,138,253	$867,027
Less: allowance for doubtful accounts	(46,705)	-
Total accounts receivable	$1,091,548	$867,027

4. INVENTORIES

Inventories consist of the following at June 30, 2022 and December 31, 2021:

	2022	2021

Raw materials	$24,636	$13,366
Finished goods	125,453	97,298
Total inventories	$150,089	$110,664

5. OTHER CURRENT ASSETS

Other current assets consist of the following at June 30, 2022 and December 31, 2021:

	2022	2021

Vendor deposits	$4,937,655	$6,999,955
Prepaid software deposit	242,200	-
Other	42,399	81,738
Total other current assets	$5,222,254	$7,081,693

As of June 30, 2022 and December 31, 2021, the Company had deposits with a vendor, Wattum Management, Inc., of $3,012,655 and $6,999,955, respectively, related to a contract for the delivery of mining equipment. Wattum Management, Inc. is a partner in CW Machines, LLC.

6. LOAN HELD-FOR-INVESTMENT, RELATED PARTY

Loan held-for-investment, related party, represents a senior secured promissory note (“Note”) from Wattum Management Inc., a non-controlling member of CW Machines, LLC, a related party. The note bears interest of 5% per annum and matures on October 12, 2026 with the entire outstanding principal and accrued interest due at maturity date. The Note is secured by assets of Wattum Management, Inc. At June 30, 2022 and December 21, 2021, the principal amount of the loan held for investment was $4,000,000 and $4,000,000, respectively.

CRYPTYDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2022 and 2021

(Unaudited)

7. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at June 30, 2022 and December 31, 2021:

	2022	2021

Land	$-	$-
Building and building improvements	781,985	781,985
Equipment and machinery	4,640,416	4,621,878
Furniture and fixtures	260,426	260,426
Vehicles	567,927	533,867
	6,250,745	6,198,156
Less: accumulated depreciation	(5,308,769)	(5,190,386)
Total property and equipment, net	$941,985	$1,007,770

Depreciation and amortization expense was $118,384 and $65,624 for the six months ended June 30, 2022 and 2021, respectively.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at June 30, 2022 and December 31, 2021:

	2022	2021

Customer deposits	$3,076,764	$6,999,980
Payroll and related benefits	161,262	-
Professional fees	152,000	-
Placement agent fees	1,520,000	-
Other	21,674	7,551
Total accrued expenses and other current liabilities	$4,931,700	$7,007,531

9. DUE TO AND FROM FORMER PARENT

As of June 30, 2022 and December 31, 2021, due to Former Parent consists of net amounts due to Vinco related to management fees and borrowings for working capital and financing needs of Cryptyde, Inc. as well as other operating expenses that were paid for on behalf of one to the other. As of June 30, 2022 and December 31, 2021, the net amount due to Former Parent was $7,226,700 and $4,198,546, respectively. The payment due to the Former Parent is currently being negotiated.

CRYPTYDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2022 and 2021

(Unaudited)

10. NOTE PAYABLE

Principal due under the note payable was as follows at June 30, 2022 and December 31, 2021:

	2022	2021

Note payable	-	27,644
Less: note payable, current portion	-	(15,530)
Note payable, net of current portion	$-	$12,114

On January 29, 2022, the Company fully paid off the remaining balance of the Note payable.

11. CONVERTIBLE NOTE PAYABLE

Principal due under the convertible note payable was as follows at June 30, 2022 and December 31, 2021:

	2022	2021

Note payable	33,333,333	-
Less: debt discount	(7,798,881)	-
Note payable, net	$25,534,452	$-

On January 26, 2022, the Company, entered into a Securities Purchase Agreement (the “Note Securities Purchase Agreement”) with an accredited investor (the “Note Investor”) for the issuance and sale of a Senior Convertible Note with an initial principal amount of $33,333,333 (the “Note”) at a conversion price of $10.00 per share of Cryptyde’s common stock, par value $0.001 (the “Common Stock”)with a purchase amount of $30,000,000 and an original issue discount of $3,333,333, a warrant (the “Warrant”) to purchase up to 3,333,333 shares of Common Stock with an initial exercise price of $10.00 per share of Common Stock (the “Note Private Placement”). In addition, the Company issued a warrant to the placement agent to purchase up to 533,333 shares of Common Stock with an initial exercise price of $10.00 per share of Common Stock. The warrants vest immediately, expiring on May 16, 2027 and had an estimated fair value of $3,905,548. The Company recorded a debt discount of $7,798,881 which consists of the original issue discount of $3,333,333, the fair value of the warrants of $3,905,548 and placement agent fees of $560,000. The discount will be amortized over the term of the convertible note payable. The entire outstanding principal balance and any outstanding fees or interest shall be due and payable in full on the third anniversary of the date the note is issued, May 5, 2022 (“Maturity Date”). The Note shall not bear interest, provided, however, that the Note will bear interest at 18% per annum upon the occurrence of an event of default. Cryptyde and the Note Investor closed the transaction contemplated by the Note Securities Purchase Agreement on May 5, 2022. In connection with the Note Private Placement, Cryptyde also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Note Investor, and, upon the closing, entered into a Security Agreement, a Pledge Agreement and various ancillary certificates, disclosure schedules and exhibits in support thereof prior to the closing of the Purchase Agreement. Please see Note 15. Subsequent Events for further information.

The fair value was estimated using the Black Scholes option pricing models with the following assumptions:

	Dividend Yield	Expected Volatility	Risk-free Interest Rate	Expected Life
Hudson Bay Warrant; May 2022	0.00%	140.29%	2.92%	2.5 years
Palladium Capital Warrant; May 2022	0.00%	140.29%	2.92%	2.5 years

12. INCOME TAXES

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

Income tax benefit for the six months ended June 30, 2022 and 2021 is $172,997 and $11,802, respectively. The income tax benefit is related to the reversal of accrued taxes. The Company has recorded a full valuation allowance on net operating losses.

There are no unrecognized tax benefits and no accruals for uncertain tax positions.

CRYPTYDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2022 and 2021

(Unaudited)

13. STOCKHOLDERS’ EQUITY

Common Stock. Prior to the Separation, Vinco Ventures, Inc. owned 100% of the issued and outstanding common stock of Cryptyde, Inc. Effective June 29, 2022, the Company separated from its former parent company, Vinco Ventures, Inc., and the distribution of its common stock was completed. As of June 30, 2022 and December 31, 2021, the Company had 21,815,166 and 10,000 issued and outstanding shares of common stock, respectively.

On June 29, 2022, Vinco Ventures, Inc. distributed 100% of the shares of our common stock held by Vinco to holders of shares of Vinco common stock, subject to certain conditions.. On the Distribution Date, each holder of Vinco common stock received one share of Cryptyde common stock for every ten shares of Vinco common stock held at the close of business on the Record Date. The total number shares of our common stock issued related to the distribution was18,805,243.

On May 18, 2022, the Company issued warrants to warrant holders of the Former Parent to purchase up to 10,220,193 shares of Common Stock with an initial exercise price of $0.001 per share of Common Stock (the “Replacement Warrants”). The Replacement Warrants have been recorded within stockholders’ equity.

On January 26, 2022, the Company, with respect to certain sections, entered into a Securities Purchase Agreement (the “Equity Private Placement”) with an accredited investor (the “Equity Investor”) for the issuance of a (i) 1,500,000 shares of Common Stock, and (ii) a warrant (the “Equity Investor Warrant”) to purchase up to 1,500,000 shares of Common Stock with an exercise price of $8.00 per share of Common Stock (the “Equity Private Placement”). In addition, the Company issued a warrant to the placement agent to purchase up to 240,000 shares of Common Stock with an initial exercise price of $8.00 per share of Common Stock. The transaction closed on May 20, 2022. The consideration paid to Cryptyde under the Equity Private Placement was $12,000,000. The Equity Private Placement contains covenants on the part of Cryptyde, including that Cryptyde will reserve for the purpose of issuance at least 100% of the maximum number of shares of Common Stock issuable upon conversion of the Equity Investor Warrant. In addition, under the Equity Private Placement, Cryptyde will grant the Equity Investor certain rights to participate in any Subsequent Placements for the same duration as the participation right pursuant to the Note Securities Purchase Agreement. Please see Note 15. Subsequent Events for further information.

14. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases certain office space from an entity affiliated through common ownership under an operating lease agreement on a month-to-month basis.

On April 26, 2022, the Company entered into an assignment and assumption agreement with Vinco Ventures, Inc. whereby the parties agreed to transfer and assign to Cryptyde, Inc. the lease agreement dated July 16, 2021 by and between Abdi R. Boozer-Jomehri (d/b/a Safety Harbor Centre, Inc.) and Edison Nation, LLC, a 100% owned subsidiary of Vinco Ventures, Inc. (the “Safety Harbor Lease”). The Company adopted ASC 842 on January 1, 2022 and recognized a right of use asset and liability of $98,736 using a discount rate of 4.5%. There are no other material operating leases. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases.

Rent expense for the six months ended June 30, 2022 and 2021 was $63,700 and $53,400, respectively. Rental payments are expensed in the statements of comprehensive income in the period to which they relate.

Emmersive Sellers: On April 17, 2021, the Former Parent entered into (and closed on) a certain Asset Contribution Agreement (“Asset Contribution Agreement”) with Emmersive Entertainment, Inc. (“Emmersive”), pursuant to which Emmersive contributed/transferred to the Company the assets used for Emmersive’s business, which include digital assets, software and certain physical assets (the “Contributed Assets”) in consideration for, among other things, the Former Parent assuming certain obligations of Emmersive, hiring certain employees, and issuing preferred membership units (“Preferred Units”) in EVNT Platform, LLC to Emmersive and/or its shareholders (“Preferred Members”) pursuant to a First Amended and Restated Operating Agreement for the Former Parent dated as of April 17, 2021 (“Amended Operating Agreement”). Certain put rights are associated with Preferred Units, which if exercised by the Preferred Members, obligates the Former Parent to purchase the Preferred Units in exchange for shares of the Former Parent’s common stock (“Put Rights”). In addition, the Preferred Members have the opportunity to earn Conditional Preferred Units if certain conditions are satisfied for earn out targets (“Earn-Out Targets”).

On February 25, 2022, the Former Parent and Emmersive entered into a Termination and Release Agreement, terminating certain transaction documents dated April 17, 2021, and a Milestone Agreement for the earnout shares to be earned and any remaining consideration to be paid by Cryptyde, Inc. with an effective date of the agreements upon the spin-off being declared effective (“Effective Date”) Upon the spinoff, the agreements release Emmersive of the opportunity to earn the additional shares of common stock of the Former Parent from the Asset Contribution Agreement. The contingent consideration to be paid by Cryptyde, Inc. upon the successful completion of the spin-off are described below:

Earned Shares: Issuance of 300,000 shares of common stock of Cryptyde, Inc. (“Cryptyde Shares”). The Company recorded $609,000 of share-based compensation related to the Cryptyde Shares.

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

None of the above milestones were met as of June 30, 2022.

CRYPTYDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2022 and 2021

(Unaudited)

15. SUBSEQUENT EVENTS

On July 28, 2022, Cryptyde, Inc. (the “Company”) entered into an Amendment Agreement (the “2022 Amendment Agreement”) with Hudson Bay Master Fund, Ltd. (the “Investor”) to amend that certain Securities Purchase Agreement (as amended, the “SPA”) dated as of January 26, 2022, by and between the Company and the Investor, that certain Senior Secured Convertible Note in an aggregate principal amount of $33,333,333 (as amended, the “Note”) issued pursuant to the SPA, and that certain Registration Rights Agreement dated as of January 26, 2022, by and between the Company and the Investor (the “RRA”).

Pursuant to the 2022 Amendment Agreement, the Company released an aggregate of $29,000,000 (the “Released Funds”) from the restricted funds account maintained in accordance with the SPA (the “Restricted Funds Account”) and, going forward, must deposit 50% of any Warrant Exercise Cash (as defined in the 2022 Amendment Agreement) into the Restricted Funds Account. As required by the 2022 Amendment Agreement, the Company used $22,000,000 of the Released Funds to repurchase from the Investor $22,000,000 of the principal of the Note. Pursuant to the 2022 Amendment Agreement, the conversion price of the balance of the Note that remains was voluntarily adjusted to $1.06 (the “Adjustment”). The 2022 Amendment Agreement also amended the RRA to require the Company to register (i) the number of shares of common stock equal to 200% of the shares issuable upon conversion of the Note and (ii) the number of shares of common stock equal to 200% of the shares issuable upon exercise of the warrant issued under the SPA, assuming all cash has been released from the Restricted Funds Account and the number of shares of common stock issuable upon exercise of the warrant issued under the SPA has been adjusted in accordance with Section 3(c) of the warrant. The Company addressed this requirement by filing a registration statement on Form S-1 dated August 12, 2022 (the “August S-1”) with the Securities and Exchange Commission. Under the August S-1, the Company registered 15,050,315 shares issuable upon the conversion of the Note as a result of the Adjustment. As of the date of this Quarterly Report, the August S-1 has not yet been declared effective.

In connection with the Adjustment, under the terms of the Equity Investor Warrants, warrants (the “Palladium January 2022 Purchase Agreement Warrants”) exercisable into 533,333 shares of our common stock issued to Palladium Capital Group, LLC (“Palladium”), warrants exercisable into 240,000 shares of our common stock issued to Palladium (together with the Palladium January 2022 Purchase Agreement Warrants, the “Palladium Warrants”) and certain warrants issued to the Investor to purchase up to 3,333,333 shares of our common stock (the “January 2022 Warrants”), the exercise price of the Equity Investor Warrants, the Palladium Warrants and the January 2022 Warrants have been reduced to match the conversion price of $1.06 applicable to the Note.

The 2022 Amendment Agreement amends the Note to permit the Company to enter into technology license agreements which obligate the Company to make cash payments of up to $10,000,000 (the “Cash Payment”) and Common Stock issuances of up to 250,000 restricted shares, provided (i) the Cash Payments are not due until at least two years after the signing of such license agreements, and (ii) the Company must enter into an intercreditor agreement in connection with each license agreement. The 2022 Amendment Agreement also amends the Note to increase the permitted amount of a lien on indebtedness of the Company from $500,000 to $10,000,000.

The 2022 Amendment Agreement grants the holder of the Note the right, at any time after December 27, 2023, to force the Company to redeem all or any portion of the outstanding principal, interest or penalties on the Note.

The parties also amended the Company’s carve out to its financing standstill as set forth in the 2022 Amendment Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As explained above, unless otherwise indicated, the terms “we,” “us,” “our,” “our Company,” “TYDE” and “the Company” refer to Cryptyde, Inc., together with its consolidated subsidiaries. The following discussion and analysis of the Company’s financial condition and results of operations should be read together with the Company’s financial statements and related notes appearing elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to the Company’s plans and strategy for the Company’s business and related financing, includes forward-looking statements involving risks and uncertainties and should be read together with the “Cautionary Note Regarding Forwarding- Looking Statements” section of this Quarterly Report. Such risks and uncertainties could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

All intercompany transactions between us and Vinco have been included in our financial statements and are considered to be settled in our consolidated financial statements at the time the Separation became effective. The total net effect of the settlement of these intercompany transactions is reflected in our unaudited pro forma combined balance sheets as “Due to/from Former Parent.”

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

Cryptyde is comprised of the Packaging Business, the Web3 Business, and the Bitcoin Mining Services Business. The Packaging Business includes Ferguson Containers and has been operating for over 50 years. The Bitcoin Mining Services Business is a joint venture through CW Machines, LLC and began operating in October 2021. The joint venture is accounted for as a variable interest entity and is fully consolidated with Cryptyde, Inc. The Web3 business expects to begin offering Web3 products in 2022.

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

Financing

On November 11, 2021, the Company entered into an Amendment Agreement (the “2021 Amendment Agreement”) by and among Vinco Ventures, Inc., Hudson Bay Master Fund Ltd. and the Company. In connection with the 2021 Amendment Agreement on May 18, 2022, the Company issued to Hudson Bay Master Fund Ltd. warrants exercisable into 8,652,419 shares of the Company’s common stock with an exercise price of $0.001 per share.

On January 26, 2022, the Company, entered into a Securities Purchase Agreement (the “Note Securities Purchase Agreement”) with an accredited investor (the “Note Investor”) for the issuance and sale of a Senior Convertible Note with an initial principal amount of $33,333,333 (the “Note”) at a conversion price of $10.00 per share of Cryptyde’s common stock, par value $0.001 (the “Common Stock”), a warrant (the “Warrant”) to purchase up to 3,333,333 shares of Common Stock with an initial exercise price of $10.00 per share of Common Stock (the “Note Private Placement”). The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the third anniversary of the date the note was issued, May 5, 2022 (the “Maturity Date”). The Note shall not bear interest, provided, however, that the Note will bear interest at 18% per annum upon the occurrence of an event of default. Cryptyde and the Note Investor closed on the transactions contemplated by the Note Securities Purchase Agreement on May 5, 2022. At the closing, Cryptyde issued to the Note Investor the Warrant to purchase up to 3,333,333 shares of Cryptyde Common Stock with an exercise price of $10.00 per share. In connection with the Note Private Placement, Cryptyde also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Note Investor, and on May 5, 2022, entered into a Security Agreement, a Pledge Agreement and various ancillary certificates, disclosure schedules and exhibits in support thereof prior to the closing of the Purchase Agreement. Please see Note 15. Subsequent Events for further information.

On January 26, 2022, the Company, entered into a Securities Purchase Agreement (the “Equity Private Placement”) with an accredited investor (the “Equity Investor”) for the issuance of (i) 1,500,000 shares of Common Stock, and (ii) a warrant (the “Equity Investor Warrant”) to purchase up to 1,500,000 shares of Common Stock with an exercise price of $8.00 per share of Common Stock (the “Equity Private Placement”). The consideration paid to Cryptyde under the Equity Private Placement was $12,000,000. Cryptyde and the Equity Investor closed on the transactions contemplated by the Equity Private Placement on May 20, 2022. At the closing, Cryptyde issued to the Equity Investor 1,500,000 shares of Cryptyde Common Stock and a warrant to purchase up to 1,500,000 shares of Cryptyde Common Stock with an exercise price of $8.00 per share. The Equity Private Placement contains covenants on the part of Cryptyde, including that Cryptyde will reserve for the purpose of issuance at least 100% of the maximum number of shares of Common Stock issuable upon conversion of the Equity Investor Warrant. In addition, under the Equity Private Placement, Cryptyde granted the Equity Investor certain rights to participate in any Subsequent Placements for the same duration as the participation right pursuant to the Note Securities Purchase Agreement. Please see Note 15. Subsequent Events for further information.

On May 18, 2022, in connection with its spin-off and based upon Vinco warrants exercisable into Vinco common stock, the Company issued to Palladium Capital Group, LLC, CVI Investments, Inc. and Armistice Capital Master Fund Ltd. warrants exercisable into 767,774, 500,000 and 300,000 shares, respectively, of the Company’s common stock at an exercise price of $0.001 per share.

Copies of each of the Note Securities Purchase Agreement, Registration Rights Agreement, form of Pledge Agreement, Equity Securities Purchase Agreement, form of Equity Investor Warrant, Hudson Bay Master Fund Ltd. Warrants dated May 18, 2022, Palladium Capital Group, LLC Warrants dated May 18, 2022, CVI Investments, Inc. Warrants dated May 18, 2022, Armistice Capital Master Fund Ltd Warrants dated May 18, 2022, BHP Capital NY, Inc. Warrants dated May 20, 2022 and the 2022 Amendment Agreement are attached to as Exhibits 10.10, 10.11, 10.14, 10.15, 10.16, 10.18, 10.19, 10.20, 10.21, 10.22 and 10.23, respectively.

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

Results of Operations

Three Months Ended June 30, 2022 versus Three Months Ended June 30, 2021

The following table sets forth information comparing the components of net (loss) income for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Period over Period Change
	2022	2021	$	%

Revenues, net	$7,345,959	$2,006,694	$5,339,265	266.07%
Cost of revenues	6,546,875	1,404,289	5,142,586	366.21%
Gross profit	799,084	602,405	196,679	32.65%

Operating expenses:
Selling, general and administrative	4,292,308	646,419	3,645,889	564.01%
Operating (loss)	(3,493,224)	(44,014)	(3,449,210)	7,836.62%

Other (expense) income:
Rental income	-	28,703	(28,703)	-100.00%
Interest income	454	13,674	(13,220)	-96.68%
Other income	53,013	-	53,013	100.00%
Total other income, net	53,467	42,377	11,090	26.17%
Loss before income taxes	(3,439,757)	(1,637)	(3,438,120)	210,025.65%
Income tax expense (benefit)	17,000	(460)	17,460	-3,795.65%
Net loss	(3,456,757)	(1,177)	(3,455,580)	293,592.18%

Revenue

For the three months ended June 30, 2022, revenues increased by $5,339,265 or 266.07%, as compared to the three months ended June 30, 2021. The increase was primarily the result of increased sales due to shipment of goods to customers related to the sale of mining equipment.

Cost of Revenues

For the three months ended June 30, 2022, cost of revenues increased by $5,142,586 or 366.21%, as compared to the three months ended June 30, 2021. The increase was primarily attributable to the increase in total revenues as well as increased costs of materials and production.

Gross Profit

For the three months ended June 30, 2022, gross profit increased by $196,679, or 32.65%, as compared to the three months ended June 30, 2021. The increase was primarily a result of the increase in revenues offset by the increased costs of materials and production.

Operating Expenses

Selling, general and administrative expenses were $4,292,308 and $646,419 for the three months ended June 30, 2022 and 2021, respectively, representing an increase of $3,645,889, or 469.80%. The increase was primarily the result of an increase in payroll costs and operating costs as a standalone public company and stock-based compensation of $609,000.

Rental Income

Rental income was $0 and $28,703 for the three months ended June 30, 2022 and 2021, respectively, representing a decrease of $28,703. The decrease was related to no longer receiving rental income due to the sale of the building in Washington, New Jersey in August 2021.

Interest income

Interest income was $454 for the three months ended June 30, 2022, versus $13,674 for the three months ended June 30, 2021. The decrease in interest income was related to repayment of outstanding lines of credit as well as the outstanding notes payable.

Total other income

Total other income was $53,467 for the three months ended June 30, 2022 versus $42,377 for the three months ended June 30, 2021. The increase was related to the interest earned on the note receivable with Wattum Management.

Income tax expense

Income tax expense was $17,000 for the three months ended June 30, 2022, versus a income tax benefit of $460 for the three months ended June 30, 2021, respectively. The increase was a result of state taxes related to Ferguson Containers, Inc.

Net loss

Net loss was $2,892,836 and $1,177 for the three months ended June 30, 2022 and 2021, respectively. The increase in net loss was a result of the increase in selling, general and administrative expenses.

Six Months Ended June 30, 2022 versus Six Months Ended June 30, 2021

The following table sets forth information comparing the components of net (loss) income for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Period over Period Change
	2022	2021	$	%

Revenues, net	$11,065,606	$3,764,346	$7,301,280	193.96%
Cost of revenues	9,721,258	2,687,447	7,033,811	261.73%
Gross profit	1,344,348	1,076,899	267,449	24,84%

Operating expenses:
Selling, general and administrative	6,214,103	1,140,474	5,073,629	444.87%
Operating (loss)	(4,869,755)	(63,575)	(4,806,180)	7,559.86%

Other (expense) income:
Rental income	-	54,407	(54,407)	-100.00%
Interest income (expense)	325	(32,818)	33,143	-100.99%
Other income	102,532	-	102,532	100.00%
Total other income, net	102,857	21,589	81,268	376.43%
Loss before income taxes	(4,766,898)	(41,986)	(4,808,884)	11,453.54%
Income tax expense (benefit)	(172,997)	(11,802)	(161,195)	1,365.83%
Net loss	(4,593,901)	(30,184)	(4,563,717)	15,119.66%

Revenue

For the six months ended June 30, 2022, revenues increased by $7,301,280, or 193.96%, as compared to the three months ended June 30, 2021. The increase was primarily the result of increased sales due to shipment of goods to customers related to the sale of mining equipment.

Cost of Revenues

For the six months ended June 30, 2022, cost of revenues increased by $7,033,811, or 261.73%, as compared to the six months ended June 30, 2021. The increase was primarily attributable to the increase in total revenues as well as increased costs of materials and production.

Gross Profit

For the six months ended June 30, 2022, gross profit increased by $267,449, or 24.84%, as compared to the six months ended June 30, 2021. The increase was primarily a result of the increase in revenues offset by the increased costs of materials and production.

Operating Expenses

Selling, general and administrative expenses were $6,214,103 and $1,140,474 for the six months ended June 30, 2022 and 2021, respectively, representing an increase of $5,073,629, or 391,47%. The increase was primarily the result of an increase in payroll costs, professional fees and other operating costs as a standalone public company and stock-based compensation of $609,000.

Rental Income

Rental income was $0 and $54,407 for the six months ended June 30, 2022 and 2021, respectively, representing a decrease of $54,407. The decrease was related to no longer receiving rental income due to the sale of the building in Washington, New Jersey in August 2021.

Interest expense

Interest income was $325 for the six months ended June 30, 2022, versus interest expense of ($32,818) for the six months ended June 30, 2021. The decrease in interest expense was related to repayment of outstanding lines of credit as well as the outstanding notes payable.

Total other income

Total other income was $102,857 for the six months ended June 30, 2022 versus $21,589 for the six months ended June 30, 2021. The increase was related to the interest earned on the note receivable with Wattum Management.

Income tax expense

Income tax benefit was $172,997 for the six months ended June 30, 2022, versus $11,802 for the six months ended June 30, 2021, respectively. The increase was a result of the increase in loss before income taxes.

Net loss

Net loss was $4,029,980 and $30,184 for the six months ended June 30, 2022 and 2021, respectively. The increase in net loss was a result of the increase in selling, general and administrative expenses.

Liquidity and Capital Resources

Cryptyde, Inc. has required funding from the Former Parent to fund its operations. In addition, other than those that relate to the Note Private Placement, which currently amount to approximately $7 million, the Company has no significant debt obligations.

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

Cash Flows

Since inception, Cryptyde, Inc. and its subsidiaries have primarily used its available cash to fund its operations. The following table sets forth a summary of cash flows for the periods presented:

	For the Six Months Ended June 30,
	2022	2021
Cash (used in) provided by:
Operating Activities	$(5,894,179)	$(246,647)
Investing Activities	(52,599)	(33,133)
Financing Activities	45,001,510	323,684
Net increase in cash and restricted cash	$39,054,732	$43,904

Cash Flows for the Six Months Ended June 30, 2022 and 2021

Operating Activities

Net cash (used in) operating activities was ($5,894,179) during the six months ended June 30, 2022, which consisted primarily of a net loss of $4,593,901 offset by non-cash depreciation expense of $118,384 and changes in assets and liabilities of $2,074,367. Net cash (used in) operating activities was ($246,647) during the six months ended June 30, 2021, which consisted primarily of a net loss of $30,184 offset by non-cash depreciation expense of $65,624, and inventories of $13,091.

Investing Activities

Net cash (used in) investing activities was ($52,599) during the six months ended June 30, 2022 compared to ($33,333) for the six months ended June 30, 2021. This increase consisted of more cash used for property and equipment purchases during the six months ended June 30, 2022 versus 2021.

Financing Activities

Net cash provided by financing activities was $45,001,510 during the six months ended June 30, 2022 compared to $323,684 for the six months ended June 30, 2021. This increase was largely attributable to proceeds from the issuance of debt of $30,000,000 and proceeds from the issuance of common stock of $12,001,000.

Cryptyde, Inc. has required funding from the Former Parent to launch operations. Ferguson Containers has historically been positive cash flows from operations. Since inception, Ferguson Containers Inc.’s operations have been funded principally through its operations.

Contractual Obligations and Commitments

The Company has no debt covenants that require certain financial information to be met.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of June 30, 2022.

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

Reasons for the Separation

The Vinco board of directors believes that separating the Cryptyde Businesses from the remainder of Vinco is in the best interests of Vinco and its stockholders for a number of reasons, including:

●	Distinct Focus. Each company will benefit from a distinct strategic and management focus on its specific operational and growth priorities. Vinco is expected to continue operations of its media focused business; Vinco will operate the Cryptyde Businesses. Because each company will have smaller portfolio of businesses, management of each company is expected to better allocate time and resources to identifying and executing operational and growth strategies;

●	Differentiated Investment Opportunities. Each company will offer differentiated and compelling investment opportunities based on its particular operating and financial model, allowing it to more closely align with its natural investor type. Cryptyde seeks to attract investors looking to invest in companies bringing Web3, and blockchain technology generally, into consumer facing industries, such as music and art, while also maintaining the stability that comes with an established business, such as the Packaging Business. Whereas Vinco will likely appeal to investors looking to invest in a global media business;

●	Optimized Balance Sheet and Capital Allocation Priorities. Each company will operate with a capital structure and capital deployment strategy tailored to its specific business model and growth strategies without having to compete with the other for investment capital. Cryptyde will monitor the performance and opportunities of the Cryptyde Businesses and allocate capital in a manner designed to grow Cryptyde. Vinco will continue allocating resources towards its media business;

●	Direct Access to Capital Markets. Each company will have its own equity structure that will afford it direct access to the capital markets and allow it to capitalize on its unique growth opportunities appropriate to its business;

●	Alignment of Incentives with Performance Objectives. Each company will be able to offer incentive compensation arrangements for employees that are more directly tied to the performance of its business and may enhance employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives. Cryptyde expects to incentivize management and employees with both cash and equity compensation upon attaining earnings, market capitalization, and user count goals. By tailoring management’s and employees’ incentive to the performance of the Cryptyde Businesses, rather than the businesses that remain with Vinco, Cryptyde hopes to advance the Cryptyde Businesses faster than should they remain with Vinco; and

●	Incremental Stockholder Value. Each company will benefit from the investment community’s ability to value its businesses independently within the context of its particular industry with the anticipation that, over time, the aggregate market value of the companies will be higher, on a fully distributed basis and assuming the same market conditions, than if Vinco were to remain under its current configuration.

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

Share Issuance Ration

For every ten shares of Vinco common stock owned as of the close of business on the Record Date, each holder received one share of our common stock on the Distribution Date.

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

Results of the Separation

After the Separation, we are an independent, publicly traded company that directly or indirectly holds the assets and legal entities, subject to any related liabilities, associated with the Cryptyde Businesses previously conducted by Vinco.

Incurrence of Debt

In connection with the Separation, we incurred debt from the Note Private Placement. We may continue to incur further debt in the ordinary course of business.

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

Agreements with Vinco

In connection with the Separation, we entered into a Separation and Distribution Agreement and other agreements with Vinco to effect the Separation and provide a framework for our relationship with Vinco after the Separation. These agreements provide for the allocation between us and our subsidiaries, on the one hand, and Vinco and its subsidiaries, on the other hand, of the assets, liabilities, legal entities, and obligations associated with the Cryptyde Businesses, on the one hand, and the other current Vinco businesses, on the other hand, and govern the relationship between our company and our subsidiaries, on the one hand, and Vinco and its subsidiaries, on the other hand, subsequent to the Separation.

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

Subject to the receipt of required governmental and other consents and approvals and the satisfaction of other closing conditions, in order to accomplish the Separation, the Separation and Distribution Agreement provides, as applicable, for Vinco and us to transfer specified assets between the companies that operate the Cryptyde Businesses, on the one hand, and Vinco’s other current businesses, on the other hand, after the Distribution Date. The determination of the assets transferred between the companies has been made by Vinco in its sole discretion. The Separation and Distribution Agreement requires Vinco and us to use reasonable efforts to obtain consents, approvals, and amendments required to assign the assets, legal entities, and liabilities that are transferred pursuant to the Separation and Distribution Agreement.

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

In addition, the Separation and Distribution Agreement governs the treatment of indemnification, insurance, and litigation responsibility and management of the Cryptyde Businesses, on the one hand, and Vinco’s other current businesses, on the other hand, after the Distribution Date. Generally, the Separation and Distribution Agreement provides for uncapped cross-indemnities primarily designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of Vinco’s other current businesses with Vinco, in either case after applicable insurance coverage (which generally are occurrence policies) intended to cover such obligations and liabilities and whether incurred prior to, on, or after the Distribution Date. We and Vinco have each agreed to indemnify the other for any liabilities caused by a material misstatement or omission in materials supplied by one of us to the other regarding the business, operations, financial results, stockholder communications, risks, management, management compensation levels, and stock ownership of the applicable company. The Separation and Distribution Agreement also establishes procedures for handling claims subject to indemnification and related matters.

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

In general, the Tax Matters Agreement governs the rights and obligations that we and Vinco have after the Separation with respect to taxes for both pre- and post-closing periods. Under the Tax Matters Agreement, we generally are responsible for (i) any of our taxes for all periods prior to and after the Distribution and (ii) any taxes of Vinco for periods prior to the Distribution to the extent attributable to the Cryptyde Businesses. Vinco generally is responsible for any of the taxes of Vinco other than taxes for which we are responsible.

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

In the first quarter of 2022, the Company added additional accounting personnel and began the implementation of a new accounting system. Management has concluded that the material weakness described above currently exists as of June 30, 2022. The Company plans to engage with outside consultants to strengthen its capabilities and help the Company in the design and assessment of its internal controls over financial reporting to further reduce and remediate existing control deficiencies during 2022.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2022, there were no changes in our internal control over financial reporting that materially affected our internal control over financial reporting as of June 30, 2022.

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

ITEM 1A. RISK FACTORS

Our business and common stock are subject to a number of risks and uncertainties The discussion of such risks and uncertainties may be found under “Risk Factors” in the Form S-1 filed with the Securities and Exchange Commission on August 12, 2022. There have been no material changes to such risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

On January 26, 2022, we entered into a note purchase agreement (the “January 2022 Purchase Agreement”) with Hudson Bay Master Fund, Ltd. (the “Investor”) for the issuance and sale of (i) a note with an initial principal amount of $33,333,333 at a conversion price of $10.00 per share (the “January 2022 Note”), and (ii) warrants to purchase up to 3,333,333 shares of our common stock with an initial exercise price of $10.00 per share (the “January 2022 Warrants”) for consideration of $30,000,000. The January 2022 Note and the January 2022 Warrants were issued upon the closing on May 5, 2022.

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

During the quarterly period ended June 30, 2022, CVI Investments Inc. exercised warrants exercisable into 499,923 shares of our common stock and Hudson Bay exercised warrants exercisable into 1,000,000 shares of our common stock, all of which were exercised at a price of $0.001 per share. Any proceeds received from the exercise of these warrants will be used by the Company for general corporate purposes.

Please see Note 15. Subsequent Events for further information regarding updates to the above private placements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

(b) Exhibits

The following documents are filed as exhibits hereto:

Exhibit No.	Description

2.1#	Separation and Distribution Agreement, dated May 5, by and between Vinco Ventures, Inc. and the Registrant (previously filed with the Securities and Exchange Commission as Exhibit 2.1 to the Registrant’s Registrations Statement on Form S-1 filed May 9, 2022)

3.1	Certificate of Incorporation (previously filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

3.2	Bylaws (previously filed with the Securities and Exchange Commission as Exhibit 3.2 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.1	Amended and Restated Tax Matters Agreement, dated June 7, 2022 by and between Vinco Ventures, Inc. and the Registrant (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Amendment No. 1 to Form S-1 dated June 7, 2022, with a filing date of June 8, 2022)

10.2+	2022 Incentive Compensation Plan (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Registrations Statement on Form S-1 filed May 9, 2022)

10.3+	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2022 Incentive Compensation Plan (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Registrations Statement on Form S-1 filed May 9, 2022)

10.4+	Employment Agreement by and between the Registrant and Brian McFadden (previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.5+	Employment Agreement by and between the Registrant and Brett Vroman (previously filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.6	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers (previously filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Registrations Statement on Form S-1 filed May 9, 2022)

10.7	Form of Amendment Agreement between Cryptyde, Inc., Vinco Ventures, Inc., and Hudson Bay Master Fund Ltd., dated November 11, 2021 (previously filed with the Securities and Exchange Commission as Exhibit 10.11 to the Registrant’s Amendment No. 1 to Form 10 on January 25, 2022)

10.7.1	First Amendment to the Amendment Agreement between Cryptyde, Inc., Vinco Venture. Inc., and Hudson Bay Master Fund Ltd., dated May 5, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.1.7 to the Registrant’s Registrations Statement on Form S-1 filed May 9, 2022)

10.8	Form of Cryptyde, Inc. Warrant to Purchase Common Stock (previously filed with the Securities and Exchange Commission as Exhibit 10.12 to the Registrant’s Amendment No. 1 to Form 10 on January 25, 2022)

10.9	Form of Registration Rights Agreement between Cryptyde, Inc. and Hudson Bay Master Fund Ltd., dated November 11, 2021 (previously filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Amendment No. 1 to Form 10 on January 25, 2022)

10.10#	Note Securities Purchase Agreement, dated January 26, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 12 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.10.1	First Amendment to Note Securities Purchase Agreement between Hudson Bay Master Fund Ltd., and Cryptyde, Inc., dated May 5, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.10.1 to the Registrant’s Registrations Statement on Form S-1 filed May 9, 2022)

10.11	Registration Rights Agreement, dated January 26, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.12	Form of Note related to the January 26, 2022 Note Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.13	Form of Warrant related to the January 26, 2022 Note Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.15 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.14	Form of Pledge Agreement related to the January 26, 2022 Note Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.16 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.15#	Equity Securities Purchase Agreement, dated January 26, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.17 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.15.1	Amendment to Securities Purchase Agreement,by and among Cryptyde, Inc. and BHP Capital NY, Inc., dated April 18, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.15.1 to the Registrant’s Registrations Statement on Form S-1 filed May 9, 2022)

10.16	Form of Warrant related to the January 26, 2022 Equity Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 18 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.17#	Milestone Agreement, entered into in April 2022, between Cryptyde, Inc., Emmersive Entertainment, Inc., and certain former shareholders of Emmersive Entertainment, Inc. identified therein. (previously filed with the Securities and Exchange Commission as Exhibit 10.17 to the Registrant’s Registrations Statement on Form S-1 filed May 9, 2022)

10.18	Hudson Bay Master Fund Ltd. Warrants dated May 18, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 24, 2022)

10.19	Palladium Capital Group, LLC Warrants dated May 18, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 24, 2022)

10.20	CVI Investments, Inc. Warrants dated May 18, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 24, 2022)

10.21	Armistice Capital Master Fund Ltd Warrants dated May 18, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 24, 2022)

10.22	BHP Capital NY, Inc. Warrants dated May 20, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed May 24, 2022)

10.23	Amendment Agreement, dated July 28, 2022, by and between Cryptyde, Inc. and the Investor (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 28, 2022)

31.1	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Financial Officer (filed herewith)

32.1	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

+	Management contract or compensatory plan or arrangement.

#	Schedules and/or exhibits have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. We agree to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2022

CRYPTYDE, INC.

By:	/s/ Brian McFadden
Name:	Brian McFadden
Title:	Chief Executive Officer

CRYPTYDE, INC.

By:	/s/ Brett Vroman
Name:	Brett Vroman
Title:	Chief Financial Officer

