Form 10-Q
period 2022-09-30
Cryptyde, Inc.
filed 2022-11-14
CIK 1892492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-41033

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

As of November 14, 2022, there were 31,680,085 shares of the registrant’s common stock outstanding.

CRYPTYDE, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2022 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, our ability to raise capital, our operational and strategic initiatives or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Quarterly Report identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	Our ability to effectively execute our business plans including transitioning from being focused on end-to-end consumer product innovation, development, and commercialization to being focused on digital media, advertising and content technologies innovation, development, and commercialization;
●	Our ability to manage our expansion, growth and operating expenses;
●	Our ability to protect our brands, reputation and intellectual property rights;
●	Our ability to obtain adequate financing to support our development plans;
●	Our ability to repay our debts;
●	Our ability to rely on third-party suppliers, content contributors, developers, and other business partners;
●	Our ability to evaluate and measure our business, prospects and performance metrics;
●	Our ability to compete and succeed in a highly competitive and evolving industry;
●	Our ability to respond and adapt to changes in technology and consumer behavior;
●	Our dependence on information technology, and being subject to potential cyberattacks, security problems, network disruptions, and other incidents;
●	Our ability to comply with complex and evolving laws and regulations including those relating to privacy, data use and data protection, content, competition, safety and consumer protection, e-commerce, digital assets and other matters, many of which are subject to change and uncertain interpretation;
●	Our ability to enhance disclosure and financial reporting controls and procedures and remedy the existing weakness;
●	Risks in connection with completed or potential acquisitions, dispositions and other strategic growth opportunities and initiatives;
●	Taxes;
●	The stability of the governments and political and business conditions in certain foreign countries in which we or certain of our business partners may operate now or in the future;
●	Costs and results of potential litigation;
●	Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies;
●	The use of social or digital media to disseminate false, misleading and/or unreliable or inaccurate information regarding our products, services or the industry in which we operate;
●	The potential that we do not realize some or all of the benefits expected to result from the spin-off, or the delay of such benefits;
●	Our ongoing businesses may be adversely affected and subject to certain risks and consequences as a result of the spin-off transaction;
●	If the distribution of shares of Cryptyde, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, the Company’s stockholders and the Company could be subject to significant tax liability;
●	If the spin-off transaction does not comply with state and federal fraudulent conveyance laws and legal dividend requirements;
●	Our ability to realize the benefits of our acquisition of Forever 8 Fund, LLC;
●	Our ability to regain compliance with the listing standards of the Nasdaq Capital Market; or
●	Other risk factors discussed in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 12, 2022.

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

PART I - FINANCIAL INFORMATION

CRYPTYDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,625,940	$911,194
Restricted cash	1,000,000	-
Accounts receivable, net	849,415	867,027
Inventories	66,912	110,664
Prepaid expenses and other current assets	9,663,335	7,081,693
Total current assets	18,205,602	8,970,578
Property and equipment, net	2,688,406	1,007,770
Right of use assets – operating leases	79,431	-
Loan held-for-investment	2,224,252	4,000,000
Total assets	$23,197,691	$13,978,348

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Note payable, current portion	$-	$15,530
Accounts payable	1,509,032	171,174
Accrued expenses and other current liabilities	537,155	7,007,531
Current portion of operating lease liabilities	43,459	-
Income tax payable	-	319,997
Due to Former Parent	7,226,700	-
Total current liabilities	9,316,346	7,514,232

Convertible notes payable, net of debt discount of $1,994,893	7,748,440	-
Operating lease liabilities, net of current portion	37,738	-
Note payable, less current portion	-	12,114
Deferred tax liabilities	82,104	82,104
Due to Former Parent	-	4,198,546
Total liabilities	$17,184,628	$11,806,996

Stockholder’s equity:
Common stock, $0.001 par value, 250,000,000 and 10,000 shares authorized and 31,680,085 and 10,000 shares outstanding at September 30, 2022 and December 31, 2021, respectively	$31,680	$10
Additional paid-in capital	43,255,664	(10)
Retained earnings (accumulated deficit)	(36,957,772)	2,300,212
Total stockholder’s equity attributable to Cryptyde, Inc.	6,329,572	2,300,212
Non-controlling interest	(316,509)	(128,860)
Total stockholder’s equity	6,013,063	2,171,352
Total liabilities and stockholder’s equity	$23,197,691	$13,978,348

See the accompanying notes to the condensed consolidated financial statements.

CRYPTYDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the three and nine months ended September 30, 2022 and 2021 (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues, net	$4,701,929	$2,002,982	$15,767,535	$5,767,328
Cost of revenues	4,281,947	1,432,506	14,003,205	4,119,953
Gross profit	419,982	570,476	1,764,330	1,647,375

Operating expenses:
Selling, general and administrative expenses	4,189,311	205,217	10,403,414	1,345,691
Operating loss	(3,769,329)	365,259	(8,639,084)	301,684

Non-operating income (expense):
Interest expense, net	(5,803,083)	(14,509)	(5,802,758)	(47,327)
Rental income	-	17,136	-	71,543
Loss on issuance of warrants	(25,318,519)	-	(25,318,519)	-
Other income	39,199	475,419	141,731	475,419
Total non-operating income (expense)	(31,082,403)	478,046	(30,979,546)	499,635

Net income (loss) before income tax expense	(34,851,732)	843,305	(39,618,630)	801,319

Income tax expense (benefit)	-	236,202	(172,997)	224,400

Net income (loss)	$(34,851,732)	$607,103	(39,445,633)	576,919
Net income (loss) attributable to non-controlling interest	31,413	-	(187,649)	-
Net income (loss) attributable to Cryptyde, Inc.	(34,883,145)	607,103	(39,257,984)	576,919
Net income (loss) per share:
Net income (loss) per share basic	$(1.17)	$1,517.76	$(3.84)	$1,442.30
Net income (loss) per share diluted	$(1.17)	$1,517.76	$(3.84)	$1,442.30
Weight average number of common shares outstanding – basic and diluted	29,950,959	400	10,249,464	400

See the accompanying notes to the condensed consolidated financial statements.

CRYPTYDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2022 and 2021:

	Common Stock		Additional Paid in	Non controlling	Retained Earnings (Accumulated)
	Shares	Amount	Capital	Interest	Deficit	Total

Balance, January 1, 2022	10,000	$10	$(10)	$(128,860)	$2,300,212	$2,171,352
Net loss	-	-	-	(126,754)	(1,010,390)	(1,137,144)
Balance, March 31, 2022	10,000	10	(10)	(255,614)	1,289,822	1,034,208
Issuance of common stock to investors	1,500,000	1,500	11,998,500	-	-	12,000,000
Exercise of warrants	1,499,923	1,500	(500)	-	-	1,000
Issuance of common stock to shareholders upon distribution from Vinco Ventures, Inc.	18,805,243	18,805	(18,805)	-	-	-
Issuance of warrants to noteholders and placement agent	-	-	3,905,548	-	-	3,905,548
Offering costs	-	-	(960,000)	-	-	(960,000)
Share-based compensation	-	-	609,000	-	-	609,000
Net loss	-	-	-	(92,308)	(3,364,449)	(3,456,757)
Balance, June 30, 2022	21,815,166	21,815	15,533,733	(347,922)	(2,074,627)	13,132,999
Exercise of warrants	7,952,419	7,952	200	-	-	8,152
Issuance of warrants to noteholders and placement agent	-	-	25,318,519	-	-	25,318,519
Issuance of common stock to vendors	412,500	413	(413)	-	-	-
Issuance of common stock to note holders	1,500,000	1,500	1,588,500	-	-	1,590,000
Share-based compensation	-	-	815,125	-	-	815,125
Net income (loss)	-	-	-	31,413	(34,883,145)	(34,851,732)
Balance, September 30, 2022	31,680,085	$31,680	$43,255,664	$(316,509)	$(36,957,772)	$6,013,063

Balance, January 1, 2021	10,000	$10	$(10)	$-	$2,271,431	$2,271,431
Net loss	-	-	-	-	(29,007)	(29,007)
Balance, March 31, 2021	10,000	10	(10)	-	2,242,424	2,242,424
Net loss	-	-	-	-	(1,177)	(1,177)
Balance, June 30, 2021	10,000	10	$(10)	-	2,241,247	2,241,247
Net income	-	-	-	-	607,103	607,103
Balance, September 30, 2021	10,000	$10	$(10)	$-	$2,848,350	$2,848,350

See the accompanying notes to the condensed consolidated financial statements.

CRYPTYDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2022 and 2021 (Unaudited)

	2022	2021
Cash flows from operating activities:
Net loss	$(39,445,633)	$576,919
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	177,756	98,435
Amortization of debt issuance costs	5,803,988	-
Loss on issuance of warrants	25,318,519	-
Share-based compensation	1,424,125	-
Provision for bad debts	46,705	-
Gain on sale	-	(475,419)
Changes in assets and liabilities:
Accounts receivable	(29,093)	(131,144)
Inventories	43,752	73,760
Prepaid expenses and other current assets	(2,581,642)	(30,416)
Accounts payable	857,858	2,953
Accrued expenses and other current liabilities	(6,788,607)	232,831

Net cash provided by (used in) operating activities	(15,172,272)	347,919

Cash flows from investing activities:
Purchases of property and equipment	(82,644)	(33,132)
Proceeds from sale of land and building	-	808,395

Net cash provided by (used in) investing activities	(82,644)	775,263

Cash flows from financing activities:
Net proceeds from issuance of common stock	11,529,152	-
Net borrowings under convertible notes	7,000,000	-
Due to Former Parent	3,028,154	(262,869)
Fees paid for financing costs	(560,000)	-
Repayments under lines of credit	-	(367,976)
Repayments under notes payable	(27,644)	(11,073)

Net cash provided by (used in) financing activities	20,969,662	(641,918)

Net increase in cash and cash equivalents and restricted cash	5,714,746	481,264
Cash and cash equivalents and restricted cash, beginning of the year	911,194	176,759
Cash and cash equivalents and restricted cash, end of the period	$6,625,940	$658,023

Supplemental disclosure of cash flow information:
Cash paid for interest	$203	$47,327
Cash paid for income taxes	$-	$-
Right of use assets	$98,736	$-
Operating lease liabilities	$98,736	$-
Issuance of warrants to noteholders and placement agent	$3,905,458	$-
Original issue discount	$3,333,333	$-
Accrued placement agent fees for equity placement	$480,000	$-
Accrued placement agent fees for debt placement	$-	$-
Issuance of common stock upon the distribution from Vinco Ventures, Inc.	$18,805	$-

See the accompanying notes to the condensed consolidated financial statements.

CRYPTYDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2022 and 2021

(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As used herein, “Cryptyde” and the “Company” refer to Cryptyde, Inc. and subsidiaries and/or where applicable, its management, a Delaware corporation originally incorporated on September 21, 2021 (date of inception) under the laws of the State of Nevada. On March 9, 2022, the Company converted to a Delaware corporation pursuant to a plan of conversion entered into with the Former Parent. The Company is comprised of three main businesses, Forever 8 Inventory Cash Flow Solution, our Web3 Business, which includes the sale of BTC mining hardware, and our Packaging Business. Our Inventory Solution Business, Forever 8 Fund, LLC, a Delaware limited liability company focused on purchasing inventory for e-commerce retailers, which we acquired on October 1, 2022 (“Forever 8”). Under the umbrella of our Web 3 Business, we intend to integrate blockchain technology into the existing consumer facing industries starting with the Forever 8 business. Our Packaging Business manufactures and sells custom packaging for a wide variety of products and through packaging helps customers generate brand awareness and promote brand image. Prior to the Separation (as defined below), the Company was 100% owned by Vinco Ventures, Inc. (“Vinco” or “Former Parent”). management, a Delaware corporation originally incorporated on September 21, 2021 (date of inception) under the laws of the State of Nevada. On March 9, 2022, the Company converted to a Delaware corporation pursuant to a plan of conversion entered into with the Former Parent. The Company is comprised of three main businesses, our Web3 Business, our Bitcoin Mining Services Business and our Packaging Business. Our Web3 Business consists mainly of Forever 8 Fund, LLC, a Delaware limited liability company focused on purchasing inventory for e-commerce retailers, which we acquired on October 1, 2022 (“Forever 8”). Under the umbrella of our Web 3 Business, we intend to integrate blockchain technology into the existing Forever 8 business and use decentralized blockchain technology in established consumer facing industries. Our Bitcoin Mining Services Business is focused on bringing Bitcoin mining to the consumer level by offering Bitcoin mining equipment and co-location services. Our Packaging Business manufactures and sells custom packaging for a wide variety of products and through packaging helps customers generate brand awareness and promote brand image. Prior to the Separation (as defined below), the Company was 100% owned by Vinco Ventures, Inc. (“Vinco” or “Former Parent”).

As of September 30, 2022, Cryptyde, Inc. had two wholly-owned subsidiaries: Ferguson Containers, Inc. and BlockHiro, LLC (“BH”). Ferguson Containers, Inc. owns 100% of Cryptyde Shared Services, LLC. Cryptyde owns 51% of CW Machines, LLC which is consolidated under the voting interest entity model. Under the voting interest entity model, control is presumed by the holder of a majority voting interest unless noncontrolling shareholders have substantive participating rights.

During 2021, the Former Parent announced it plans to spin-off (the “Separation”) certain of its businesses. The Former Parent has included Ferguson Containers as well as other subsidiaries of the Former Parent (the “Cryptyde Businesses”) as part of the spin-off. In anticipation of the Separation, the Former Parent contributed its assets and legal entities comprising the Cryptyde Businesses to facilitate the Separation. As a result of the Separation, the Company has become an independent, publicly traded company comprised of the Cryptyde Businesses on September 30, 2022.

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

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements of Ferguson Containers, Inc. and Cryptyde, Inc. in the Company’s Registration Statement on Form S-1 (Registration No. 333-264777), and updated as necessary in these Cryptyde, Inc. Notes to Condensed Consolidated Financial Statements. These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of accounting policies included in Note 2. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed, or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Accounts Receivable. Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. Management estimates the allowance for bad debts based on existing economic conditions, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted. The allowance for doubtful account was $46,705 and $0 as of September 30, 2022 and December 31, 2021, respectively. There were two customers who represented 22% and 13% of total accounts receivable as of September 30, 2022.

CRYPTYDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2022 and 2021

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

Impairment of Long-lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of its long-lived assets using undiscounted cash flows. If an asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The Company did not record any impairment charges related to long-lived assets during the nine months ended September 30, 2022 and 2021.

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

CRYPTYDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2022 and 2021

(Unaudited)

Revenue Recognition. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for fulfilling those performance obligations. Revenue for product sales is recognized upon receipt by the customer. There are no contract assets or contract liabilities and therefore no unsatisfied performance obligations. One customer represented 61% of total revenues for the nine months ended September 30, 2022.

Disaggregation of Revenue. The Company’s primary revenue streams include the sale of corrugated packaging materials and the sale of mining equipment. There are no other material operations that were separately disaggregated for segment purposes. The Company previously had income from rental operations which is included as part of other income in the statements of operations for the nine months ended September 30, 2021.

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

Earnings Per Share. The Company follows ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share. Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of September 30, 2022 and December 31, 2021, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30, 2022	December 31, 2021

Warrants for Former Parent warrant holders	767,771	-
Convertible shares under notes payable	9,743,333	-
Warrants for noteholders and placement agent	36,000,000	-
Warrants for equity investors and placement agent	12,960,000	-
Shares to be issued	1,050,000	-
Total common stock equivalents	92,201,189	-

Income Taxes. The Company accounts for income taxes under the provisions of the FASB ASC Topic 740 “Income Taxes” (“ASC Topic 740”). The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of September 30, 2022 and December 31, 2021. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of comprehensive income. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

CRYPTYDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2022 and 2021

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

Recent Accounting Pronouncements. As of September 30, 2022, there were no recently adopted accounting pronouncements that had a material effect on the Company’s condensed consolidated financial statements.

CRYPTYDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2022 and 2021

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

3. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Trade accounts receivable	$896,120	$867,027
Less: allowance for doubtful accounts	(46,705)	-
Total accounts receivable	$849,415	$867,027

4. INVENTORIES

Inventories consist of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	2021

Raw materials	$42,081	$13,366
Finished goods	24,831	97,298
Total inventories	$66,912	$110,664

5. OTHER CURRENT ASSETS

Other current assets consist of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Advances for inventory purchases	$8,124,880	$6,999,955
Prepaid insurance	1,081,809	-
Deposits	140,500	-
Prepaid software deposit	242,200	-
Other	73,946	81,738
Total other current assets	$9,663,335	$7,081,693

As of September 30, 2022 and December 31, 2021, the Company had deposits with a vendor, Wattum Management, Inc., of $0 and $6,999,955, respectively, related to a contract for the delivery of mining equipment. Wattum Management, Inc. is a partner in CW Machines, LLC.

As of September 30, 2022 and December 31, 2021, the Company had deposits with a vendor, Forever 8 Fund, LLC, of $8,124,880 and $0, respectively. Forever 8 Fund, LLC was acquired by Cryptyde, Inc. on October 1, 2022.

6. LOAN HELD-FOR-INVESTMENT, RELATED PARTY

Loan held-for-investment, related party, represents a senior secured promissory note (“Note”) from Wattum Management Inc., a non-controlling member of CW Machines, LLC, a related party. The note bears interest of 5% per annum and matures on October 12, 2026 with the entire outstanding principal and accrued interest due at maturity date. The Note is secured by assets of Wattum Management, Inc. At September 30, 2022 and December 21, 2021, the principal amount of the loan held for investment was 2,224,252 and $4,000,000, respectively.

CRYPTYDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2022 and 2021

(Unaudited)

7. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Land	$-	$-
Building and building improvements	781,985	781,985
Equipment and machinery	6,446,029	4,621,878
Furniture and fixtures	260,426	260,426
Vehicles	567,927	533,867
	8,056,367	6,198,156
Less: accumulated depreciation	(5,367,961)	(5,190,386)
Total property and equipment, net	$2,688,406	$1,007,770

Depreciation and amortization expense was $177,756 and $98,435 for the nine months ended September 30, 2022 and 2021, respectively.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Customer deposits	$-	$6,999,980
Payroll and related benefits	236,200	-
Professional fees	-	-
Placement agent fees	-	-
Other	955	7,551
Total accrued expenses and other current liabilities	$237,155	$7,007,531

9. DUE TO AND FROM FORMER PARENT

As of September 30, 2022 and December 31, 2021, due to Former Parent consists of net amounts due to Vinco related to management fees and borrowings for working capital and financing needs of Cryptyde, Inc. as well as other operating expenses that were paid for on behalf of one to the other. As of September 30, 2022 and December 31, 2021, the net amount due to Former Parent was $7,226,700 and $4,198,546, respectively.

CRYPTYDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2022 and 2021

(Unaudited)

10. NOTE PAYABLE

Principal due under the note payable was as follows at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Note payable	-	27,644
Less: note payable, current portion	-	(15,530)
Note payable, net of current portion	$-	$12,114

On January 29, 2022, the Company fully paid off the remaining balance of the Note payable.

11. CONVERTIBLE NOTE PAYABLE

Principal due under the convertible note payable was as follows at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Note payable	9,743,333	-
Less: debt discount	(1,994,893)	-
Note payable, net	$7,748,440	$-

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

On July 28, 2022, the Company entered into an Amendment Agreement (the “July 2022 Amendment Agreement”) with the Note Investor to amend the Note Securities Purchase Agreement, the Note, and that certain Registration Rights Agreement.

Pursuant to the July 2022 Amendment Agreement, the Company released an aggregate of $29,000,000 (the “Released Funds”) from the restricted funds account maintained in accordance with the Note Securities Purchase Agreement (the “Restricted Funds Account”) and, going forward, must deposit 50% of any Warrant Exercise Cash (as defined in the July 2022 Amendment Agreement) into the Restricted Funds Account. As required by the July 2022 Amendment Agreement, the Company used $22,000,000 of the Released Funds to repurchase from the Investor $22,000,000 of the principal of the Note. Pursuant to the July 2022 Amendment Agreement, the conversion price of the balance of the Note that remains was voluntarily adjusted to $1.06 (the “Adjustment”). The July 2022 Amendment Agreement also amended the Registration Rights Agreement. to require the Company to register (i) the number of shares of common stock equal to 200% of the shares issuable upon conversion of the Note and (ii) the number of shares of common stock equal to 200% of the shares issuable upon exercise of the warrant issued under the Note Securities Purchase Agreement, assuming all cash has been released from the Restricted Funds Account and the number of shares of common stock issuable upon exercise of the Warrant issued under the Note Securities Purchase Agreement has been adjusted in accordance with Section 3(c) of the warrant. The July 2022 Amendment Agreement requires the Company to register additional shares of its common stock underlying the Note. Accordingly, the Company filed a registration statement on Form S-1 dated August 12, 2022 (the “August S-1”) with the Securities and Exchange Commission. The August S-1 includes 15,050,315 shares of the Company’s common stock issuable upon the conversion of the Note as a result of the Adjustment. As of the date of this Quarterly Report, the August S-1 has not yet been declared effective.

As a result of the Adjustment, the exercise price of (i) warrants to purchase up to 773,333 shares of the Company’s common stock held by Palladium Capital Group, LLC, (ii) warrants to purchase up to 3,333,333 shares of the Company’s common stock held by the Investor, and (iii) warrants to purchase up to 1,500,000 shares of the Company’s common stock held by BHP Capital NY, Inc. was adjusted to $1.06 per share of the Company’s common stock.

The July 2022 Amendment Agreement amends the Note to permit the Company to enter into technology license agreements which obligate the Company to make cash payments of up to $10,000,000 (the “Cash Payment”) and Common Stock issuances of up to 250,000 restricted shares, provided (i) the Cash Payments are not due until at least two years after the signing of such license agreements, and (ii) the Company must enter into an intercreditor agreement in connection with each license agreement. The July 2022 Amendment Agreement also amends the Note to increase the permitted amount of a lien on indebtedness of the Company from $500,000 to $10,000,000.

The July 2022 Amendment Agreement grants the holder of the Note the right, at any time after December 27, 2023, to force the Company to redeem all or any portion of the outstanding principal, interest or penalties on the Note.

The parties also amended the Company’s carve out to its financing standstill as set forth in the July 2022 Amendment Agreement.

On September 14, 2022, the Company and the Note Investor entered into a waiver (the “Waiver”) to permit, subject to the terms and conditions set forth therein, the entry into a purchase agreement for Forever 8 Fund, LLC. Pursuant to the Waiver, the conversion price and exercise price of the Note and the Warrants, respectively, were voluntarily and irrevocably adjusted to equal $1.00, subject to further adjustment as set forth therein. As a result of the price adjustment feature, the number of shares of the Company’s common stock issuable upon exercise of the Warrants and conversion of the Notes was increased upon the acquisition of Forever 8 Fund, LLC on October 1, 2022.

As a result of the adjustment of the Note and Warrant conversion and exercise price, respectively, in the Waiver, the exercise price of (i) warrants to purchase up to 773,333 shares of the Company’s common stock held by Palladium Capital Group, LLC, (ii) warrants to purchase up to 3,333,333 shares of the Company’s common stock held by the Investor, and (iii) warrants to purchase up to 1,500,000 shares of the Company’s common stock held by BHP Capital NY, Inc. was adjusted to $1.00 per share of the Company’s common stock.

The warrants issued by the Company were modified to reduce the exercise price, which also increased the number of warrants to purchase common stock. The warrant modification expense of $25,318,519 was computed on the modification date using a per share price of $0.79 per share. The fair value was estimated using the Black Scholes option pricing models with the following assumptions:

	Dividend Yield	Expected Volatility	Risk-free Interest Rate	Expected Life
Hudson Bay Warrant; September 2022	0.00%	145.71%	3.79%	2.5 years
Palladium Capital Warrant; September 2022	0.00%	145.71%	3.79%	2.5 years
BHP Warrant; September 2022	0.00%	145.71%	3.79%	2.5 years

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

Income tax (benefit) expense for the three months ended September 30, 2022 and 2021 was $0 and $236,202, respectively. The decrease in income tax expense is due to net operating losses of the Company that are not expected to be utilized. The Company has recorded a full valuation allowance on net operating losses. Income tax (benefit) expense for the nine months ended September 30, 2022 and 2021 is ($172,997) and $224,400, respectively. The income tax benefit is related to the reversal of accrued taxes. The Company has recorded a full valuation allowance on net operating losses.

There are no unrecognized tax benefits and no accruals for uncertain tax positions.

CRYPTYDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2022 and 2021

(Unaudited)

13. STOCKHOLDERS’ EQUITY

Common Stock. Prior to the Separation, Vinco Ventures, Inc. owned 100% of the issued and outstanding common stock of Cryptyde, Inc. Effective June 29, 2022, the Company separated from its former parent company, Vinco Ventures, Inc., and the distribution of its common stock was completed. As of September 30, 2022 and December 31, 2021, the Company had 31,680,085 and 10,000 issued and outstanding shares of common stock, respectively.

On June 29, 2022, Vinco Ventures, Inc. distributed 100% of the shares of our common stock held by Vinco to holders of shares of Vinco common stock, subject to certain conditions. On the Distribution Date, each holder of Vinco common stock received one share of Cryptyde common stock for every ten shares of Vinco common stock held at the close of business on the Record Date. The total number shares of our common stock issued related to the distribution was 18,805,243.

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

During August 2022, the Company issued 1,500,000 shares of common stock to noteholders for repayment of principal valued at $1,590,000 based on the conversion price set forth in the Note.

On August 29, 2022, the Company issued 300,000 shares of common stock to Emmersive Entertainment for the settlement of the Former Parent’s earnout shares valued at $609,000 based on the fair value of the underlying shares on the vesting date. The amount was recorded as shared-based compensation which is included in selling, general and administrative expenses.

On September 7, 2022, the Company issued 112,500 shares of common stock to vendors for compliance an investor relation services valued at $152,125 based on the fair value of the underlying shares on the vesting date. The amount was recorded as shared-based compensation which is included in selling, general and administrative expenses.

On September 27, 2022, the Company approved the issuance of 975,000 shares of restricted stock units to employees for services provided valued at $663,000 based on the fair value of the underlying restricted stock units. The amount was recorded as shared-based compensation which is included in selling, general and administrative expenses.

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

On October 19, 2022, the Company entered into a commercial lease agreement with Foxx Trot Tango, LLC to lease approximately 25 acres of land, including approximately 250,000 square feet of warehouse space in Sylvester, Georgia for $87,500 on a month-to-month basis, effective July 2022. Owners of Foxx Trot, LLC are also shareholders of the Company.

Rent expense for the nine months ended September 30, 2022 and 2021 was $443,464 and $71,543, respectively. Rental payments are expensed in the statements of comprehensive income in the period to which they relate.

CRYPTYDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2022 and 2021

(Unaudited)

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

None of the above milestones were met as of September 30, 2022.

CRYPTYDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2022 and 2021

(Unaudited)

15. SUBSEQUENT EVENTS

On October 5, 2022, Cryptyde, Inc. (NASDAQ: TYDE) (the “Company”) received a written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) that the Company is not in compliance with the minimum bid price requirement of $1.00 per share set forth in Nasdaq Rules for continued listing on Nasdaq. Based on the closing bid price of the Company’s listed securities for the 31 consecutive business days from August 22, 2022 to October 4, 2022, the Company no longer meets the minimum bid price requirement set forth in Listing Rule 5550(a)(2). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided 180 calendar days, or until April 3, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the Company’s common shares must have a closing bid price of at least $1.00 for a minimum of 10 consecutive business days. The Company intends to resolve the deficiency and regain compliance with the Listing Rules; however, there is no guaranty that the Company will be able to do so. Ultimately, if the Company is not able to resolve the deficiency and regain compliance with the Listing Rules, the Company’s common stock may be delisted.

On September 14, 2022, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among the Company, Forever 8 Fund, LLC (“Forever 8”), a Delaware limited liability company focused on purchasing inventory for e-commerce retailers, and the members of Forever 8 (the “Sellers”) pursuant to which Crpytyde was to acquire 100% of the issued and outstanding membership interests of Forever 8 (the “Membership Interests”) from the Sellers (the “Acquisition”). On October 1, 2022, the closing of the acquisition occurred (the “Closing”).

Pursuant to the Purchase Agreement, the Sellers received consideration consisting of (i) an aggregate of 7,000,000 non-voting preferred membership units of Forever 8 (the “Initial Base Preferred Units”), subject to adjustments discussed below, (ii) convertible promissory notes in an aggregate principal amount of $27.5 million (the “Promissory Notes”), and (iii) the right to receive potential earnout amounts. In addition, $4.6 million in cash was transferred to the Company in consideration for the Company’s payment of certain of its obligations.

In the event that the volume weighted average price (“VWAP”) of the Cryptyde Shares the later of (i) the 15 trading days immediately prior to the date the put right pursuant to Section 7(b) of the Amended Operating Agreement (as defined below) is exercisable and (ii) the 15 trading days following the Company’s filing of its Annual Report on Form 10-K for the fiscal year ending December 31, 2022 is less than $3.07, then Sellers shall be entitled to receive an additional number of Preferred Units (“Additional Base Preferred Units” and together with the Initial Base Preferred Units, the “Total Base Preferred Unit Consideration”) such that the Total Base Preferred Unit Consideration multiplied by the Additional Base Preferred Unit VWAP equals $21.5 million; provided that in no event shall more than 3,750,000 Additional Base Preferred Units be issued.

As indicated below, the Purchase Agreement provides that the Sellers are entitled to receive three potential earnout payments (the “Earnout Consideration). The Earnout Consideration is payable to the Sellers in cash or, at Cryptyde’s election, in up to 7,000,000 additional Preferred Units, upon the achievement of certain performance thresholds relating to cumulative collected revenues (each, an “Earn-Out Target”).

If Cryptyde elects to issue additional Preferred Units upon the achievement of any Earn-Out Target and the VWAP of Cryptyde’s common stock for the 15 trading days preceding the date that any Earn-Out Target is achieved (the “Earn-Out VWAP”) is (A) with respect to the first Earn-Out Target, less than $5.00, (B) with respect to the second Earn-Out Target, less than $6.00 or (C) with respect to the third Earn-Out Target, less than $5.00, then Sellers shall be entitled to receive an additional number of additional Preferred Units (the “True-up Units” and together with the additional Preferred Units, the “Total Additional Preferred Units”) such that the Total Additional Preferred Units multiplied by the Earn-Out VWAP equals (x) $15 million for the first Earn-Out Target, (y) $12 million for the second Earn-Out Target and (z) $10 million for the third Earn-Out Target; provided that in no event shall more than 4.5 million True-up Units be issued for the first Earn-Out Target, in no event shall more than 4.0 million True-up Units be issued for the Second Earn-Out Target and in no event shall more than 3.0 million True-up Units be issued for the Third Earn-Out Target.

In accordance with the Purchase Agreement, the Company’s existing operating agreement was amended and restated. The amended and restated operating agreement (the “Operating Agreement”) provides for, among other things, a put right for designated members (the “Preferred Members”). The Preferred Members (who are the Sellers) will have a put right to cause Cryptyde to redeem certain Preferred Units, from time to time on or after the six-month anniversary following the Closing. Upon exercise of the put right, each Initial Base Preferred Unit (as defined in the Purchase Agreement) shall be exchanged for one Cryptyde share.

The Preferred Members have a put right, on terms and conditions set forth in Section 7.01 of the Operating Agreement, to cause Cryptyde to redeem the Preferred Units as follows:

(a) starting on the later of (i) six (6) months following the Closing and (ii) the Threshold Date (as defined in the Subordination Agreement), one (1) Cryptyde Share per Initial Base Preferred Unit being redeemed up to a maximum of 6,281,949 Initial Base Preferred Units;

(b) upon the satisfaction of (i) the receipt of Shareholder Approval on or prior to June 30, 2023, (ii) six (6) months following the Closing and (iii) the occurrence of the Threshold Date, one (1) Cryptyde Share per Initial Base Preferred Units that could not be converted due to the 6,281,949 unit limit in Section 7.01(a) of the Operating Agreement (such shares being an aggregate of 718,051 Initial Base Preferred Units being defined as the “Extra Initial Base Preferred Units”) being redeemed, and one (1) TYDE Share per Additional Base Preferred Unit being redeemed;

(c) if Shareholder Approval is not obtained on or before June 30, 2023, subject to both (i) six (6) months following the Closing and (ii) the terms of the Subordination Agreement, a cash payment equal to the difference between $3.07 minus the Additional Base Preferred Unit VWAP (as defined in the Purchase Agreement with it being subject to a $2.00 floor) (such difference being the “Additional Base Preferred Unit Cash Catch Up Amount”) with the Additional Base Preferred Unit Cash Catch Up Amount being multiplied by each Extra Initial Base Preferred Unit and each Additional Base Preferred Unit being redeemed;

(d) upon the satisfaction of (i) the receipt of Shareholder Approval on or prior to June 30, 2023, (ii) six (6) months following the time a Preferred Unit issued in connection with the first Earn-Out Target is earned under Section 1.04 of the Purchase Agreement and (iii) the occurrence of the Threshold Date, one (1) TYDE Share per Earnout One Unit being redeemed;

(e) if Shareholder Approval has not been obtained on or before June 30 2023, subject to both (i) six (6) months following the time an Earnout One Unit is earned under Section 1.04 of Purchase Agreement and (ii) the terms of the Subordination Agreement, a cash payment equal to the amount of $15,000,000 divided by the number of Earnout One Units (the “Earnout One Unit Redemption Amount”) with such Earnout One Unit Redemption Amount then being multiplied by each Earnout One Unit being redeemed;

(f) upon the satisfaction of (i) the receipt of Shareholder Approval on or prior to June 30, 2023, (ii) six (6) months following the time a Preferred Unit issued in connection with the second Earn-Out Target is earned under Section 1.04 of the Purchase Agreement and (iii) the occurrence of the Threshold Date, one (1) TYDE Share per Earnout Two Unit being redeemed;

(g) if Shareholder Approval has not been obtained on or before June 30 2023, subject to both (i) six (6) months following the time an Earnout Two Unit is earned under Section 1.04 of the Purchase Agreement and (ii) the terms of the Subordination Agreement, a cash payment equal to the amount of $12,000,000 divided by the number of Earnout Two Units (the “Earnout Two Unit Redemption Amount”) with such Earnout Two Unit Redemption Amount then being multiplied by each Earnout Two Unit being redeemed;

(h) upon the satisfaction of (i) the receipt of Shareholder Approval on or prior to June 30, 2023, (ii) six (6) months following the time a Preferred Unit issued in connection with the third Earn-Out Target is earned under Section 1.04 of the Purchase Agreement and (iii) the occurrence of the Threshold Date, one (1) TYDE Share per Earnout Three Unit being redeemed;

(i) if Shareholder Approval has not been obtained on or before June 30 2023, subject to both (i) six (6) months following the time an Earnout Three Unit is earned under Section 1.04 of the Purchase Agreement and (ii) the terms of the Subordination Agreement, a cash payment equal to the amount of $10,000,000 divided by the number of Earnout Three Units (the “Earnout Three Unit Redemption Amount”) with such Earnout Three Unit Redemption Amount then being multiplied by each Earnout Three Unit being redeemed.

Pursuant to the Operating Agreement, Cryptyde unconditionally guaranteed the payment, when due, of obligations pursuant to the put right. Cryptyde shall satisfy these obligations to the Preferred Members either in cash or, if Shareholder Approval has been obtained, through the issuance and delivery to each Preferred Member of one TYDE Share per Preferred Unit held by each Preferred Member.

Upon the Closing, Cryptyde issued the Promissory Notes. The Promissory Notes bear interest at the rate per annum equal to (i) ten (10%) for the first twelve (12) months of the Promissory Notes and (ii) twelve percent (12%) thereafter until the maturity date of the Promissory Notes (the “Note Maturity Date”). The Note Maturity Date is the date that is the later of (i) 91 days after the Maturity Date (as defined in the Investor Note (as defined below)) of the Senior Secured Convertible Note issued by Cryptyde in favor of the Investor on May 5, 2022 (the “Investor Note”) and (ii) three years following the Closing. Subject to the terms of the Subordination Agreement, the Promissory Notes may be prepaid in full or in part at any time without premium or penalty, provided, however, that Cryptyde agrees that, subject to the terms of the Subordination Agreement which specifically permit such prepayments in accordance therewith, it will make prepayments on the Promissory Notes and all other Seller Notes (as defined in the Promissory Notes) in amounts equal to the pro rata amount of the outstanding principal amount of the Seller Notes as a whole, as follows: (i) after Section 4(d) of the Amendment Agreement is satisfied such that excess cash may be removed from the Control Account, 50% of the cash proceeds of warrants exercised for common stock of the Cryptyde until an aggregate amount of $10 million in prepayments is made on the Seller Notes from such warrant exercises, (ii) 25% of all gross proceeds received by Cryptyde in any and all debt and equity capital raises by the Cryptyde (excluding warrant exercises) from and after the date of the Purchase Agreement and (iii) at least an aggregate of $11.5 million (including any prepayments made pursuant to clauses (i-ii) above) within the first twelve (12) months of the issuance of the Promissory Notes.

So long as the Cryptyde has received Shareholder Approval and the Threshold Date has been reached, at any time commencing after the 12-month anniversary of the date of the Promissory Notes, the holder of the Promissory Notes may, in its sole and absolute discretion, convert all or part of the Promissory Notes into shares of common stock of the Cryptyde (the “Conversion Shares”) at a per share conversion price equal to the VWAP of a TYDE Share for the ten trading days immediately preceding the conversion notice being provided to the Cryptyde by the holder of the Promissory Notes (the “Conversion Price”), with the Conversion Price being subject to a conversion price floor of $2.00 per share of common stock. If the VWAP is less than $2.00 and the holder converts all or part of the Note at $2.00 per share, then the holder shall be entitled to receive an additional Promissory Note with the same economic terms as the original Promissory Note in a principal amount equal to (A) $2.00 minus the VWAP multiplied by (B) the number of Conversion Shares issued upon the conversion.

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

Overview

Vinco has successfully completed a spin-off of its Packaging Business, Web3 Business, and BTC Mining Hardware Business. To accomplish this spin-off, Vinco transferred those businesses to us, then Vinco distributed all of its equity interest in us, consisting of all of the outstanding shares of our common stock, to Vinco’s stockholders on a pro rata basis (the “Distribution”). Following the Separation, Vinco does not own any equity interest in us, and we operate independently from Vinco.

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

Cryptyde is comprised of the Packaging Business, the Web3 Business, and the BTC Mining Hardware Business. The Packaging Business includes Ferguson Containers and has been operating for over 50 years. The BTC Mining Hardware Business is a joint venture through CW Machines, LLC and began operating in October 2021. The joint venture is accounted for as a variable interest entity and is fully consolidated with Cryptyde, Inc. The Web3 business expects to begin offering Web3 products in 2022.

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

BTC Mining Hardware Business – CW Machines, LLC

CW Machines, LLC, a Nevada limited liability company formed on October 2, 2021, was formed to hold the BTC Mining Hardware Business. The BTC Mining Hardware Business, CW Machines, LLC, through a joint venture with Wattum Management Inc. and BBA Technology Inc., is focused on bringing Bitcoin mining to the consumer level by offering Bitcoin mining equipment. The Company is currently not anticipating any near term BTC mining equipment sales for the remainder of the 2022. We will continue evaluating the current market conditions and adjust as market opportunities arise to sell more BTC mining equipment in the future.

Forever 8 Fund, LLC Membership Interest Purchase Agreement and Related Agreements

On September 14, 2022, the “Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among the Company, Forever 8 Fund, LLC, a Delaware limited liability company focused on purchasing inventory for e-commerce retailers (“Forever 8”), the members of Forever 8 set forth on the signature pages thereto (the “Sellers”) and Paul Vassilakos, solely in his capacity as representative of the Sellers (the “Sellers’ Representative”), pursuant to which, and in accordance with the terms and conditions set forth therein, the Company is to acquire 100% of the issued and outstanding membership interests of Forever 8 (including all rights and benefits associated with such membership interests, the “Membership Interests”) from the Sellers (the “Acquisition”).

As previously disclosed, the Company and an accredited investor (the “Investor”) previously entered into that certain securities purchase agreement (as amended, the “SPA”) dated as of January 26, 2022, pursuant to which the Company issued to the Investor a secured convertible note in the initial aggregate principal amount of $33,333,333 (as amended, the “Note”) and warrants (as amended, the “Warrants”) representing the right to acquire shares of the Company’s common stock, $0.001 par value per share. In connection with the SPA, the Company and the Investor entered into that certain registration rights agreement dated January 26, 2022 (as amended the “RRA”). The Company and the Investor entered into that certain Amendment Agreement dated July 28, 2022 (as amended, the “Amendment Agreement”) which, among other things, required the Company to repurchase a portion of the principal amount of the Note and amended certain terms of the SPA, RRA, and Note. The SPA, Note and Amendment Agreement contain certain restrictions on the actions of the Company which would have prohibited entry into the Purchase Agreement. Accordingly, on September 14, 2022 the Company and the Investor entered into a waiver (the “Waiver”) to permit, subject to the terms and conditions set forth therein, the entry into the Purchase Agreement in consideration for the mutual execution at Closing of a subordination agreement by and among the Investor, the Preferred Members and the Company (the “Subordination Agreement”), a form of which is attached as Exhibit 10.3 hereto. Pursuant to the Waiver, the conversion price and exercise price of the Note and the Warrants, respectively, were voluntarily and irrevocably adjusted to equal $1.00, subject to further adjustment as set forth therein. As a result of the price adjustment feature, the number of shares of the Company’s common stock issuable upon exercise of the Warrants was increased, as discussed further below under Item 3.02.

Pursuant to the Purchase Agreement, consideration to be paid to the Sellers will consist of (i) an aggregate of 7,000,000 non-voting preferred membership units of Forever 8 (the “Initial Base Preferred Units”), subject to adjustments discussed below, (ii) convertible promissory notes in an aggregate principal amount of $27.5 million (the “Promissory Notes”), and (iii) the right to receive potential earnout amounts as discussed below. In addition, $4.6 million in cash shall be transferred to Forever 8 to pay off certain obligations of Forever 8.

In the event that the volume weighted average price (“VWAP”) of the Company’s common stock for the later of (i) the 15 trading days immediately prior to the date the Put Right pursuant to Section 7(b) of the Amended Operating Agreement (as defined below) is exercisable and (ii) the 15 trading days following the Company’s filing of its Annual Report on Form 10-K for the fiscal year ending December 31, 2022 is less than $3.07, then Sellers shall be entitled to receive an additional number of Preferred Units (“Additional Base Preferred Units” and together with the Initial Base Preferred Units, the “Total Base Preferred Unit Consideration”) such that the Total Base Preferred Unit Consideration multiplied by the Additional Base Preferred Unit VWAP equals $21.5 million; provided that in no event shall more than 3,750,000 Additional Base Preferred Units be issued.

As indicated below, the Purchase Agreement provides that the Sellers are entitled to receive three potential earnout payments (the “Earnout Consideration). The Earnout Consideration is payable to the Sellers in cash or, at the Company’s election, in up to 7,000,000 additional Preferred Units, upon the achievement of certain performance thresholds relating to cumulative collected revenues (each, an “Earn-Out Target”).

If the Company elects to issue additional Preferred Units upon the achievement of any Earn-Out Target and the VWAP of the Company’s common stock for the 15 trading days preceding the date that any Earn-Out Target is achieved (the “Earn-Out VWAP”) is (A) with respect to the first Earn-Out Target, less than $5.00, (B) with respect to the second Earn-Out Target, less than $6.00 or (C) with respect to the third Earn-Out Target, less than $5.00, then Sellers shall be entitled to receive an additional number of additional Preferred Units (the “True-up Units” and together with the additional Preferred Units, the “Total Additional Preferred Units”) such that the Total Additional Preferred Units multiplied by the Earn-Out VWAP equals (x) $15 million for the first Earn-Out Target, (y) $12 million for the second Earn-Out Target and (z) $10 million for the third Earn-Out Target; provided that in no event shall more than 4.5 million True-up Units be issued for the first Earn-Out Target, in no event shall more than 4.0 million True-up Units be issued for the Second Earn-Out Target and in no event shall more than 3.0 million True-up Units be issued for the Third Earn-Out Target.

The Purchase Agreement will close upon the satisfaction of certain conditions of the parties detailed in Article VII of the Purchase Agreement that are typical for transactions of this type. As a condition precedent to the closing of the Purchase Agreement, Forever 8’s existing operating agreement will be amended and restated. In particular, the amended and restated operating agreement (the “Operating Agreement”) will provide for a put right for designated members (the “Preferred Members”). The Preferred Members (who will be the Sellers) will have a put right to cause Forever 8 to redeem certain Preferred Units, from time to time on or after the six month anniversary following the transactions contemplated by the Purchase Agreement. Upon exercise of the put right, each Initial Base Preferred Unit (as defined in the Purchase Agreement) shall be exchanged for one share of common stock of the Company (each, a “TYDE Share”).

The Preferred Members have a put right, on terms and conditions set forth in Section 7.01 of the Operating Agreement, to cause the Company to redeem the Preferred Units as follows:

(a) starting on the later of (i) six (6) months following the closing of the Purchase Agreement and (ii) the Threshold Date (as defined in the Subordination Agreement), one (1) TYDE Share per Initial Base Preferred Unit being redeemed up to a maximum of 6,281,949 Initial Base Preferred Units;

(b) upon the satisfaction of (i) the receipt of Shareholder Approval on or prior to June 30, 2023, (ii) six (6) months following the closing of the Purchase Agreement and (iii) the occurrence of the Threshold Date, one (1) TYDE Share per Initial Base Preferred Units that could not be converted due to the 6,281,949 unit limit in Section 7.01(a) of the Operating Agreement (such shares being an aggregate of 718,051 Initial Base Preferred Units being defined as the “Extra Initial Base Preferred Units”) being redeemed, and one (1) TYDE Share per Additional Base Preferred Unit being redeemed;

(c) if Shareholder Approval is not obtained on or before June 30, 2023, subject to both (i) six (6) months following the closing of the Purchase Agreement and (ii) the terms of the Subordination Agreement, a cash payment equal to the difference between $3.07 minus the Additional Base Preferred Unit VWAP (as defined in the Purchase Agreement with it being subject to a $2.00 floor) (such difference being the “Additional Base Preferred Unit Cash Catch Up Amount”) with the Additional Base Preferred Unit Cash Catch Up Amount being multiplied by each Extra Initial Base Preferred Unit and each Additional Base Preferred Unit being redeemed;

(d) upon the satisfaction of (i) the receipt of Shareholder Approval on or prior to June 30, 2023, (ii) six (6) months following the time a Preferred Unit issued in connection with the first Earn-Out Target is earned under Section 1.04 of the Purchase Agreement and (iii) the occurrence of the Threshold Date, one (1) TYDE Share per Earnout One Unit being redeemed;

(e) if Shareholder Approval has not been obtained on or before June 30 2023, subject to both (i) six (6) months following the time an Earnout One Unit is earned under Section 1.04 of Purchase Agreement and (ii) the terms of the Subordination Agreement, a cash payment equal to the amount of $15,000,000 divided by the number of Earnout One Units (the “Earnout One Unit Redemption Amount”) with such Earnout One Unit Redemption Amount then being multiplied by each Earnout One Unit being redeemed;

(f) upon the satisfaction of (i) the receipt of Shareholder Approval on or prior to June 30, 2023, (ii) six (6) months following the time a Preferred Unit issued in connection with the second Earn-Out Target is earned under Section 1.04 of the Purchase Agreement and (iii) the occurrence of the Threshold Date, one (1) TYDE Share per Earnout Two Unit being redeemed;

(g) if Shareholder Approval has not been obtained on or before June 30 2023, subject to both (i) six (6) months following the time an Earnout Two Unit is earned under Section 1.04 of the Purchase Agreement and (ii) the terms of the Subordination Agreement, a cash payment equal to the amount of $12,000,000 divided by the number of Earnout Two Units (the “Earnout Two Unit Redemption Amount”) with such Earnout Two Unit Redemption Amount then being multiplied by each Earnout Two Unit being redeemed;

(h) upon the satisfaction of (i) the receipt of Shareholder Approval on or prior to June 30, 2023, (ii) six (6) months following the time a Preferred Unit issued in connection with the third Earn-Out Target is earned under Section 1.04 of the Purchase Agreement and (iii) the occurrence of the Threshold Date, one (1) TYDE Share per Earnout Three Unit being redeemed;

(i) if Shareholder Approval has not been obtained on or before June 30 2023, subject to both (i) six (6) months following the time an Earnout Three Unit is earned under Section 1.04 of the Purchase Agreement and (ii) the terms of the Subordination Agreement, a cash payment equal to the amount of $10,000,000 divided by the number of Earnout Three Units (the “Earnout Three Unit Redemption Amount”) with such Earnout Three Unit Redemption Amount then being multiplied by each Earnout Three Unit being redeemed.

Pursuant to the Operating Agreement, the Company will agree, subject to the terms of the Subordination Agreement, to unconditionally guarantee the payment, when due, of obligations pursuant to the put right. The Company shall satisfy these obligations to the Preferred Members either in cash or, if Shareholder Approval has been obtained, through the issuance and delivery to each Preferred Member of one share of the Company’s common stock per Preferred Unit held by each Preferred Member.

Upon closing of the Purchase Agreement, the Company will issue the Promissory Notes. The Promissory Notes shall bear interest at the rate per annum equal to (i) ten (10%) for the first twelve (12) months of the Promissory Notes and (ii) twelve percent (12%) thereafter until the maturity date of the Promissory Notes (the “Note Maturity Date”). The Note Maturity Date shall be the date that is the later of (i) 91 days after the Maturity Date (as defined in the Investor Note (as defined below)) of the Senior Secured Convertible Note issued by the Company in favor of the Investor on May 5, 2022 (the “Investor Note”) and (ii) three years following the date of closing. Subject to the terms of the Subordination Agreement, the Promissory Notes may be prepaid in full or in part at any time without premium or penalty, provided, however, that the Company agrees that, subject to the terms of the Subordination Agreement which specifically permit such prepayments in accordance therewith, it will make prepayments on the Promissory Notes and all other Seller Notes (as defined in the Promissory Notes) in amounts equal to the pro rata amount of the outstanding principal amount of the Seller Notes as a whole, as follows: (i) after Section 4(d) of the Amendment Agreement is satisfied such that excess cash may be removed from the Control Account, 50% of the cash proceeds of warrants exercised for common stock of the Company until an aggregate amount of $10 million in prepayments is made on the Seller Notes from such warrant exercises, (ii) 25% of all gross proceeds received by Company in any and all debt and equity capital raises by the Company (excluding warrant exercises) from and after the date of the Purchase Agreement and (iii) at least an aggregate of $11.5 million (including any prepayments made pursuant to clauses (i-ii) above) within the first twelve (12) months of the issuance of the Promissory Notes.

So long as the Company has received Shareholder Approval and the Threshold Date has been reached, at any time commencing after the 12-month anniversary of the date of the Promissory Notes, the holder of the Promissory Notes may, in its sole and absolute discretion, convert all or part of the Promissory Notes into shares of common stock of the Company (the “Conversion Shares”) at a per share conversion price equal to the VWAP of a share of common stock of the Company for the ten trading days immediately preceding the conversion notice being provided to the Company by the holder of the Promissory Notes (the “Conversion Price”), with the Conversion Price being subject to a conversion price floor of $2.00 per share of common stock. If the VWAP is less than $2.00 and the holder converts all or part of the Note at $2.00 per share, then the holder shall be entitled to receive an additional Promissory Note with the same economic terms as the original Promissory Note in a principal amount equal to (A) $2.00 minus the VWAP multiplied by (B) the number of Conversion Shares issued upon the conversion.

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

On January 26, 2022, the Company, entered into a Securities Purchase Agreement (the “Note Securities Purchase Agreement”) with an accredited investor (the “Note Investor”) for the issuance and sale of a Senior Convertible Note with an initial principal amount of $33,333,333 (the “Note”) at a conversion price of $10.00 per share of Cryptyde’s common stock, par value $0.001 (the “Common Stock”) with a purchase amount of $30,000,000 and an original issue discount of $3,333,333, a warrant (the “Warrant”) to purchase up to 3,333,333 shares of Common Stock with an initial exercise price of $10.00 per share of Common Stock (the “Note Private Placement”). In addition, the Company issued a warrant to the placement agent to purchase up to 533,333 shares of Common Stock with an initial exercise price of $10.00 per share of Common Stock. The warrants vest immediately, expiring on May 16, 2027 and had an estimated fair value of $3,905,548. The Company recorded a debt discount of $7,798,881 which consists of the original issue discount of $3,333,333, the fair value of the warrants of $3,905,548 and placement agent fees of $560,000. The discount will be amortized over the term of the convertible note payable. The entire outstanding principal balance and any outstanding fees or interest shall be due and payable in full on the third anniversary of the date the note was issued, May 5, 2022 (“Maturity Date”). The Note shall not bear interest, provided, however, that the Note will bear interest at 18% per annum upon the occurrence of an event of default. Cryptyde and the Note Investor closed the transaction contemplated by the Note Securities Purchase Agreement on May 5, 2022. In connection with the Note Private Placement, Cryptyde also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Note Investor, upon the closing, entered into a Security Agreement, a Pledge Agreement and various ancillary certificates, disclosure schedules and exhibits in support thereof prior to the closing of the Purchase Agreement.

On May 18, 2022, in connection with its spin-off and based upon Vinco warrants exercisable into Vinco common stock, the Company issued to Palladium Capital Group, LLC, CVI Investments, Inc. and Armistice Capital Master Fund Ltd. warrants exercisable into 767,774, 500,000 and 300,000 shares, respectively, of the Company’s common stock at an exercise price of $0.001 per share.

On July 28, 2022, the Company entered into an Amendment Agreement (the “July 2022 Amendment Agreement”) with the Note Investor to amend the Note Securities Purchase Agreement, the Note, and that certain Registration Rights Agreement.

Pursuant to the July 2022 Amendment Agreement, the Company released an aggregate of $29,000,000 (the “Released Funds”) from the restricted funds account maintained in accordance with the Note Securities Purchase Agreement (the “Restricted Funds Account”) and, going forward, must deposit 50% of any Warrant Exercise Cash (as defined in the July 2022 Amendment Agreement) into the Restricted Funds Account. As required by the July 2022 Amendment Agreement, the Company used $22,000,000 of the Released Funds to repurchase from the Investor $22,000,000 of the principal of the Note. Pursuant to the July 2022 Amendment Agreement, the conversion price of the balance of the Note that remains was voluntarily adjusted to $1.06 (the “Adjustment”). The July 2022 Amendment Agreement also amended the Registration Rights Agreement. to require the Company to register (i) the number of shares of common stock equal to 200% of the shares issuable upon conversion of the Note and (ii) the number of shares of common stock equal to 200% of the shares issuable upon exercise of the warrant issued under the Note Securities Purchase Agreement, assuming all cash has been released from the Restricted Funds Account and the number of shares of common stock issuable upon exercise of the Warrant issued under the Note Securities Purchase Agreement has been adjusted in accordance with Section 3(c) of the warrant. The July 2022 Amendment Agreement requires the Company to register additional shares of its common stock underlying the Note. Accordingly, the Company filed a registration statement on Form S-1 dated August 12, 2022 (the “August S-1”) with the Securities and Exchange Commission. The August S-1, includes 15,050,315 shares of the Company’s common stock issuable upon the conversion of the Note as a result of the Adjustment. As of the date of this Quarterly Report, the August S-1 has not yet been declared effective.

As a result of the Adjustment, the exercise price of (i) warrants to purchase up to 773,333 shares of the Company’s common stock held by Palladium Capital Group, LLC, (ii) warrants to purchase up to 3,333,333 shares of the Company’s common stock held by the Investor, and (iii) warrants to purchase up to 1,500,000 shares of the Company’s common stock held by BHP Capital NY, Inc. was adjusted to $1.06 per share of the Company’s common stock.

The July 2022 Amendment Agreement amends the Note to permit the Company to enter into technology license agreements which obligate the Company to make cash payments of up to $10,000,000 (the “Cash Payment”) and Common Stock issuances of up to 250,000 restricted shares, provided (i) the Cash Payments are not due until at least two years after the signing of such license agreements, and (ii) the Company must enter into an intercreditor agreement in connection with each license agreement. The 2022 Amendment Agreement also amends the Note to increase the permitted amount of a lien on indebtedness of the Company from $500,000 to $10,000,000.

The July 2022 Amendment Agreement grants the holder of the Note the right, at any time after December 27, 2023, to force the Company to redeem all or any portion of the outstanding principal, interest or penalties on the Note.

The parties also amended the Company’s carve out to its financing standstill as set forth in the July 2022 Amendment Agreement.

On September 14, 2022, the Company and the Note Investor entered into a waiver (the “Waiver”) to permit, subject to the terms and conditions set forth therein, the entry into a purchase agreement for Forever 8 Fund, LLC. Pursuant to the Waiver, the conversion price and exercise price of the Note and the Warrants, respectively, were voluntarily and irrevocably adjusted to equal $1.00, subject to further adjustment as set forth therein. As a result of the price adjustment feature, the number of shares of the Company’s common stock issuable upon exercise of the Warrants and conversion of the Notes was increased upon the acquisition of Forever 8 Fund, LLC on October 1, 2022.

As a result of the adjustment of the Note and Warrant conversion and exercise price, respectively, in the Waiver, the exercise price of (i) warrants to purchase up to 773,333 shares of the Company’s common stock held by Palladium Capital Group, LLC, (ii) warrants to purchase up to 3,333,333 shares of the Company’s common stock held by the Investor, and (iii) warrants to purchase up to 1,500,000 shares of the Company’s common stock held by BHP Capital NY, Inc. was adjusted to $1.00 per share of the Company’s common stock.

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

Results of Operations

Three Months Ended September 30, 2022 versus Three Months Ended September 30, 2021

The following table sets forth information comparing the components of net (loss) income for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Period over Period Change
	2022	2021	$	%

Revenues, net	$4,701,929	$2,002,982	$2,698,947	134.75%
Cost of revenues	4,281,947	1,432,506	2,849,441	198.91%
Gross profit	419,982	570,476	(150,494)	-26.38%

Operating expenses:
Selling, general and administrative	4,189,311	205,217	3,984,094	1,941.41%
Operating (loss) income	(3,769,329)	365,259	(4,134,488)	-1,131.96%

Other (expense) income:
Rental income	-	17,136	(17,136)	-100.00%
Interest (expense)	(5,803,083)	(14,509)	(5,788,574)	39,896.44%
Loss on issuance of warrants	(25,318,519)	-	(25,318,519)	100.00%
Other income	39,199	475,419	(436,220)	-91.75%
Total other (expense) income, net	(31,082,403)	478,046	(31,560,449)	-6,601.97%
(Loss) income before income taxes	(34,851,732)	843,305	(35,695,037)	-4,232.76%
Income tax expense (benefit)	-	236,202	(236,202)	-100.00%
Net (loss) income	$(34,851,732)	$607,103	$(35,458,835)	$-540.66%

Revenue

For the three months ended September 30, 2022, revenues increased by $2,698,947 or 134.75%, as compared to the three months ended September 30, 2021. The increase was primarily the result of increased sales due to shipment of goods to customers related to the sale of mining equipment of $3,076,824. The Company is currently not anticipating any near term BTC mining equipment sales.

Cost of Revenues

For the three months ended September 30, 2022, cost of revenues increased by $2,849,441 or 198.91%, as compared to the three months ended September 30, 2021. The increase was largely attributable to the increase in total revenues as well as increased costs of materials and production.

Gross Profit

For the three months ended September 30, 2022, gross profit decreased by $150,494, or 26.38%, as compared to the three months ended September 30, 2021. The decrease was largely attributable to higher cost of goods related to the sale of mining equipment which generates lower margins.

Operating Expenses

Selling, general and administrative expenses were $4,189,311 and $205,217 for the three months ended September 30, 2022 and 2021, respectively, representing an increase of $3,984,094, or 1,941.41%. The increase was largely attributable to the increase in professional fees, payroll costs, insurance expense, rent expense and operating costs as a standalone public company as well as stock-based compensation of $815,125.

Rental Income

Rental income was $0 and $17,136 for the three months ended September 30, 2022 and 2021, respectively, representing a decrease of $17,136. The decrease was related to no longer receiving rental income due to the sale of the building in Washington, New Jersey in August 2021.

Interest Expense

Interest expense was $5,803,083 for the three months ended September 30, 2022, versus $14,509 for the three months ended September 30, 2021. The increase in interest expense was largely attributable to the amortization of debt issuance costs related to borrowing under the convertible notes payable.

Total other (expense) income

Total other (expense) income was ($31,082,403) for the three months ended September 30, 2022 versus $478,046 for the three months ended September 30, 2021. The increase in total other income (expense) was largely attributable to the loss on issuance of warrants and amortized interest expense.

Income tax expense

Income tax expense was $0 for the three months ended September 30, 2022, versus an income tax expense of $236,202 for the three months ended September 30, 2021, respectively. The decrease in income tax expense for the three months ended September 30, 2022 was a result of state taxes related to Ferguson Containers, Inc. for the three months ended September 30, 2021.

Net (loss) income

Net loss was ($34,851,732) for the three months ended September 30, 2022, versus net income of $607,103 for the three months ended September 30, 2021. The increase in net loss was a result of the increase in selling, general and administrative expenses and loss on issuance of warrants.

Nine Months Ended September 30, 2022 versus Nine Months Ended September 30, 2021

The following table sets forth information comparing the components of net (loss) income for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Period over Period Change
	2022	2021	$	%

Revenues, net	$15,767,535	$5,767,328	$10,000,207	173.39%
Cost of revenues	14,003,205	4,119,953	9,883,252	239.89%
Gross profit	1,764,330	1,647,375	116,955	7.10%

Operating expenses:
Selling, general and administrative	10,403,414	1,345,691	9,057,723	673.09%
Operating (loss) income	(8,639,084)	301,684	(8,940,768)	-2,963.62%

Other (expense) income:
Rental income	-	71,543	(71,543)	-100.00%
Interest (expense)	(5,802,758)	(47,327)	(5,755,431)	12,160.99%
Loss on issuance of warrants	(25,318,519)	-	(25,318,519)	-100.00%
Other income	141,731	475,419	(333,688)	-70.19%
Total other (loss) income, net	(30,979,546)	499,635	(31,479,181)	-6,300.44%
(Loss) income before income taxes	(39,618,630)	801,319	(40,419,949)	-5,044.18%
Income tax expense (benefit)	(172,997)	224,400	(397,397)	-177.09%
Net (loss) income	(39,445,633)	576,919	(40,032,552)	-6,939.02%

Revenue

For the nine months ended September 30, 2022, revenues increased by $10,000,207, or 173.39%, as compared to the three months ended September 30, 2021. The increase was primarily the result of increased sales due to shipment of goods to customers related to the sale of mining equipment of $9,590,100. The Company is currently not anticipating any near term BTC mining equipment sales.

Cost of Revenues

For the nine months ended September 30, 2022, cost of revenues increased by $9,883,252, or 239.89%, as compared to the nine months ended September 30, 2021. The increase was primarily attributable to the increase in total revenues as well as increased costs of materials and production.

Gross Profit

For the nine months ended September 30, 2022, gross profit increased by $116,955, or 7.10%, as compared to the nine months ended September 30, 2021. The increase was primarily a result of the increase in revenues offset by higher cost of goods related to the sale of mining equipment which generates lower margins.

Operating Expenses

Selling, general and administrative expenses were $10,403,414 and $1,345,691 for the nine months ended September 30, 2022 and 2021, respectively, representing an increase of $9,057,723, or 673.09%. The increase was primarily the result of an increase in professional fees, payroll costs, insurance expense, rent expense and other operating costs as a standalone public company as well as stock-based compensation of $1,424,125.

Rental Income

Rental income was $0 and $71,543 for the nine months ended September 30, 2022 and 2021, respectively, representing a decrease of $71,543. The decrease was related to no longer receiving rental income due to the sale of the building in Washington, New Jersey in August 2021.

Interest Expense

Interest expense was $5,802,758 for the nine months ended September 30, 2022, versus interest expense of $47,327 for the nine months ended September 30, 2021. The increase in interest expense was related to amortization of debt issuance costs related to borrowing under the convertible notes payable.

Total other (expense) income

Total other (expense) income was ($30,979,546) for the nine months ended September 30, 2022 versus $499,635 for the nine months ended September 30, 2021. The increase in total other expense was largely attributable to the loss on issuance of warrants and amortized interest expense.

Income tax expense

Income tax benefit was ($172,997) for the nine months ended September 30, 2022, versus income tax expense of $224,400 for the nine months ended September 30, 2021, respectively. The increase was a result of the increase in loss before income taxes.

Net (loss) income

Net (loss) income was ($39,445,633) and $576,919 for the nine months ended September 30, 2022 and 2021, respectively. The increase in net loss was a result of the increase in selling, general and administrative expenses and loss on issuance of warrants.

Liquidity and Capital Resources

Cryptyde, Inc. has required funding from the Former Parent to fund its operations. In addition, other than those that relate to the Note Private Placement, which currently amount to approximately $9.7 million, the Company has no significant debt obligations.

The Company currently has approximately $6.6 million in cash. The Company believes it will have sufficient funds for the next 12 months to accomplish its strategic plan.

Cash Flows

Since inception, Cryptyde, Inc. and its subsidiaries have primarily used its available cash to fund its operations. The following table sets forth a summary of cash flows for the periods presented:

	For the Nine Months Ended September 30,
	2022	2021
Cash (used in) provided by:
Operating Activities	$(15,172,272)	$347,919
Investing Activities	(82,644)	775,263
Financing Activities	20,969,662	(641,918)
Net increase in cash and restricted cash	$5,714,746	$481,264

Cash Flows for the Nine Months Ended September 30, 2022 and 2021

Operating Activities

Net cash (used in) operating activities was ($15,172,272) during the nine months ended September 30, 2022, which consisted primarily of a net loss of $39,445,633 offset by non-cash depreciation expense of $177,756 and changes in assets and liabilities of ($8,497,732). Net cash provided by operating activities was $347,919 during the nine months ended September 30, 2021, which consisted primarily of net income of $576,919 offset by non-cash depreciation expense of $98,435, and inventories of $73,760.

Investing Activities

Net cash (used in) provided by investing activities was ($82,644) during the nine months ended September 30, 2022 compared to $775,263 for the nine months ended September 30, 2021. The decrease is largely attributable to the sale of land and building during the nine months ended September 30, 2021 versus 2022.

Financing Activities

Net cash provided by (used in) financing activities was $20,969,662 during the nine months ended September 30, 2022 compared to ($641,918) for the nine months ended September 30, 2021. This increase was largely attributable to proceeds from the issuance of convertible notes payable of $7,000,000 and proceeds from the issuance of common stock of $12,192,152.

Cryptyde, Inc. has required funding from the Former Parent to launch operations. Ferguson Containers has historically had positive cash flows from operations. Since inception, Ferguson Containers Inc.’s operations have been funded principally through its operations.

Contractual Obligations and Commitments

The Company has no debt covenants that require certain financial information to be met.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of September 30, 2022.

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

Management has concluded that the material weakness described above currently exists as of September 30, 2022. The Company plans to engage with outside consultants to strengthen its capabilities and help the Company in the design and assessment of its internal controls over financial reporting to further reduce and remediate existing control deficiencies during 2022 and 2023.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2022, there were no changes in our internal control over financial reporting that materially affected our internal control over financial reporting as of September 30, 2022.

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

ITEM 1A. RISK FACTORS

Our business and common stock are subject to a number of risks and uncertainties The discussion of such risks and uncertainties may be found under “Risk Factors” in the Form S-1 filed with the Securities and Exchange Commission on August 12, 2022, which is supplemented by the risk factor set forth below.

If we fail to comply with the continued listing requirements of NASDAQ, we would face possible delisting, which would result in a limited public market for shares of our common stock. and make obtaining future debt or equity financing more difficult for us.

Our common stock is traded and listed on the NASDAQ Capital Market under the symbol “TYDE”. The common stock may be delisted if we fail to maintain certain NASDAQ listing requirements.

On October 5, 2022, we received a written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) that the Company is not in compliance with the minimum bid price requirement of $1.00 per share set forth in Nasdaq Rules for continued listing on Nasdaq.

Based on the closing bid price of the Company’s listed securities for the 31 consecutive business days from August 22, 2022 to October 4, 2022, the Company no longer meets the minimum bid price requirement set forth in Listing Rule 5550(a)(2). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided 180 calendar days, or until April 3, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the Company’s common shares must have a closing bid price of at least $1.00 for a minimum of 10 consecutive business days.

The Company intends to resolve the deficiency and regain compliance with the Nasdaq listing rules; however, there is no guaranty that the Company will be able to do so. Ultimately, if the Company is not able to resolve the deficiency and regain compliance with the Nasdaq listing rules, the Company’s common stock may be delisted.

We cannot assure you that we will continue to comply with the requirements for continued listing on the NASDAQ Capital Market in the future. If our common stock loses its status on the NASDAQ Capital Market, the common stock would likely trade in the over-the-counter market. If our shares were to trade on the over-the-counter market, selling the common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event the common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in the common stock, further limiting the liquidity of the common stock. These factors could result in lower prices and larger spreads in the bid and ask prices for the common stock. Such delisting from the NASDAQ Capital Market and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

On August 29, 2022, the Company issued 300,000 shares of common stock to Emmersive Entertainment for the settlement of the Former Parent’s earnout shares valued at $609,000 based on the fair value of the underlying shares on the vesting date. The amount was recorded as shared-based compensation included in selling, general and administrative expenses.

On September 7, 2022, the Company issued 112,500 shares of common stock to vendors for compliance and investor relation services valued at $152,125 based on the fair value of the underlying shares on the vesting date. The issuance was made pursuant to the exemption from the registration requirement contained in Section 4(a)(2) of the Securities Act.

On September 27, 2022, the Company approved the issuance of 975,000 shares of restricted stock units to employees for services provided valued at $663,000 based on the fair value of the underlying restricted stock units. The issuance of 695,000 of such units was made pursuant an exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder. The issuance of 280,000 of such units was made pursuant to the exemption from the registration requirement contained in Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

(b) Exhibits

The following documents are filed as exhibits hereto:

Exhibit No.	Description

2.1#	Separation and Distribution Agreement, dated May 5, by and between Vinco Ventures, Inc. and the Registrant (previously filed with the Securities and Exchange Commission as Exhibit 2.1 to the Registrant’s Registrations Statement on Form S-1 filed May 9, 2022)
2.2	Membership Interest Purchase Agreement, dated September 14, 2022, by and among Cryptyde, Inc., Forever8 Fund, LLC, members of Forever 8, LLC set forth on the signature pages thereto and Paul Vassilakos.(previously filed with the Securities and Exchange Commission as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated September 15, 2022)
3.1	Certificate of Incorporation (previously filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)
3.2	Bylaws (previously filed with the Securities and Exchange Commission as Exhibit 3.2 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.1	Amendment Agreement, dated July 28, 2022, by and between Cryptyde, Inc. and the Investor (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 28, 2022)
10.2	Form of Seller Promissory Note issued under the Membership Interest Purchase Agreement, by and among Cryptyde, Inc., Forever 8 Fund, LLC, members of Forever 8, LLC set forth on the signature pages thereto and Paul Vassilakos. (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 15, 2022)
10.3	Form of Operating Agreement by and among Cryptyde, Inc. Forever 8 Fund, LLC and the members listed on Exhibit B thereto. (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 15, 2022)
10.4	Form of Subordination Agreement by and among Cryptyde, Inc., the Investor and the persons listed on Annex A thereto. (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 15, 2022)
10.5	First Amendment to Amendment Agreement, dated September 14, 2022, by and among Cryptyde, Inc. and the Investor. (previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated September 15, 2022)
10.6	Waiver, dated September 14, 2022, by and among Cryptyde, Inc. and the Investor. (previously filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated September 15, 2022)
10.7	Registration Rights Agreement, dated October 1, 2022. (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 4, 2022)
10.8+	Amended and Restated Employment Agreement, dated October 18, 2022, by and between the Company and Brett Vroman. (previously filed with the Securities and Exchange Commission as Exhibit 10.30 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed with the Commission on November 14, 2022)
10.9+	Amended and Restated Employment Agreement, dated October 18, 2022, by and between the Company and Brian McFadden. (previously filed with the Securities and Exchange Commission as Exhibit 10.31 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed with the Commission on November 14, 2022)
31.1	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Financial Officer (filed herewith)
32.1	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

+	Management contract or compensatory plan or arrangement.

#	Schedules and/or exhibits have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. We agree to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2022

CRYPTYDE, INC.

By:	/s/ Brian McFadden
Name:	Brian McFadden
Title:	Chief Executive Officer

CRYPTYDE, INC.

By:	/s/ Brett Vroman
Name:	Brett Vroman
Title:	Chief Financial Officer

