Form 10-K
period 2022-12-31
Eightco Holdings Inc.
filed 2023-04-17
CIK 1892492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission file number: 001-41033

EIGHTCO HOLDINGS INC.

(f/k/a Cryptyde, Inc.)

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-2755739
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

200 9th Avenue North, Suite 220
Safety Harbor, Florida	34695
(Address of Principal Executive Offices)	(Zip Code)

(888) 765-8933

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	OCTO	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The aggregate market value on June 30, 2022 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $43,389,049. The registrant does not have non-voting common stock outstanding.

As of April 14, 2023, there were 2,071,781 shares of the registrant’s common stock outstanding. The number of shares outstanding at April 17, 2023 takes into effect the Company’s 1:50 reverse stock split effective as of April 3, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None

EIGHTCO HOLDINGS INC.

(f/k/a Cryptyde, Inc.)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND SUMMARY RISK FACTORS

This Annual Report on Form 10-K for the period ended December 31, 2022 (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, our ability to raise capital, our operational and strategic initiatives or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Annual Report is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Annual Report identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	Our ability to effectively execute our business plans including transitioning from being focused on end-to-end consumer product innovation, development, and commercialization to being focused on inventory financing, digital media, advertising and content technologies innovation, development, and commercialization;
●	Our ability to manage our expansion, growth and operating expenses;
●	Our ability to protect our brands, reputation and intellectual property rights;
●	Our ability to obtain adequate financing to support our development plans;
●	Our ability to repay our debts;
●	Our ability to rely on third-party suppliers, content contributors, developers, and other business partners;
●	Our ability to evaluate and measure our business, prospects and performance metrics;
●	Our ability to compete and succeed in a highly competitive and evolving industry;
●	Our ability to respond and adapt to changes in technology and consumer behavior;
●	Our dependence on information technology, and being subject to potential cyberattacks, security problems, network disruptions, and other incidents;
●	Our ability to comply with complex and evolving laws and regulations including those relating to privacy, data use and data protection, content, competition, safety and consumer protection, e-commerce, digital assets and other matters, many of which are subject to change and uncertain interpretation;
●	Our ability to enhance disclosure and financial reporting controls and procedures and remedy the existing weakness;
●	Risks in connection with completed or potential acquisitions, dispositions and other strategic growth opportunities and initiatives;
●	Taxes;
●	The stability of the governments and political and business conditions in certain foreign countries in which we or certain of our business partners may operate now or in the future;
●	Costs and results of potential litigation;
●	Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies;
●	The use of social or digital media to disseminate false, misleading and/or unreliable or inaccurate information regarding our products, services or the industry in which we operate;
●	The potential that we do not realize some or all of the benefits expected to result from the spin-off, or the delay of such benefits;
●	Our ongoing businesses may be adversely affected and subject to certain risks and consequences as a result of the spin-off transaction;
●	If the distribution of shares of Eightco, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, the Company’s stockholders and the Company could be subject to significant tax liability;
●	If the spin-off transaction does not comply with state and federal fraudulent conveyance laws and legal dividend requirements;
●	Our ability to realize the benefits of our acquisition of Forever 8 Fund, LLC;
●	Our ability to regain compliance with the listing standards of the Nasdaq Capital Market; or
●	Other risk factors discussed in our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on January 24, 2023.

These and other factors discussed above could cause results to differ materially from those expressed in the estimates made by any independent parties and by us.

TRADEMARKS, SERVICE MARKS AND TRADE NAMES

Solely for convenience, we refer to trademarks in this Annual Report without the ® or the ™ or symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our own trademarks. Other service marks, trademarks and trade names referred to in this Annual Report, if any, are the property of their respective owners, although for presentational convenience we may not use the ® or the ™ symbols to identify such trademarks.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this Annual Report, the terms “Eightco,” “OCTO,” “we,” “us,” “our,” the “Company” and similar terms refer to Eightco Holdings Inc., a Delaware corporation, and all of our consolidated subsidiaries and variable interest entities.

USE OF MARKET AND INDUSTRY DATA

This Annual Report includes market and industry data that we have obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Annual Report are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Annual Report or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, internally prepared and third-party market prospective information, in particular, are estimates only and there will usually be differences between the prospective and actual results, because events and circumstances frequently do not occur as expected, and those differences may be material. Also, references in this Annual Report to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Annual Report.

PART I

ITEM 1. BUSINESS

Our company was established in 2021, initially composed of three businesses - the Web3 business, the BTC Mining Hardware Business and the Packaging Business, which we acquired from our former parent company, Vinco Ventures, Inc. These businesses had a more extended operating history than ours, and we include information related to their operations before our existence and acquisition in our discussions.

On October 1, 2022, the Company completed the acquisition of Forever 8 Fund, LLC (“Forever 8”), an e-commerce fintech company that provides funding solutions for e-commerce businesses. The Company’s business has since been focused primarily on the Packaging Business and the business of Forever 8.

Our corporate headquarters are located in Safety Harbor, Florida, and our common stock is listed on the Nasdaq Capital Market under the symbol “OCTO.”

Forever 8

On October 1, 2022, the Company completed the acquisition of Forever 8, an e-commerce fintech company. Forever 8 provides funding solutions for e-commerce businesses which sell on Amazon, Shopify and other leading online platforms. Forever 8 uses proprietary technology to review product sales data and determine funding potential for online retail entrepreneurs around the world. Forever 8’s process is automated and does not require a personal guarantee, credit check or traditional lending requirements. Forever 8’s unique approach directly purchases inventory on its customers’ behalf, applies a mark-up and collects the revenue as the products are sold.

Packaging Business

The Packaging Business, through Ferguson Containers, manufactures and sells custom packaging for a wide variety of products. In our experience, packaging has the capability to “tell” the products story, generating increased product awareness, promote brand image, and drive unit growth. Senior management has more than 100 years of combined experience marketing, producing and delivering packaging materials. A hallmark of our operation is our quick production cycle. We can often begin a production run within minutes of receipt of an order. Many of our products are manufactured from 100% post-consumer recycled material. When production is complete, we typically ship the product using our own trucks rather than relying on a common carrier. Ferguson Containers does not have long-term agreements with its customers, and instead manufactures and sells its packaging products subject to purchase orders from its customers.

In the fiscal years ended December 31, 2022 and 2021, the Packaging Business had revenue of $8,035,709 and $7,874,285, respectively.

Web3 Business

BlockHiro, LLC was formed in November 2021 to do business as a Web3 company. We had planned to launch a character driven virtual ecosystem, Freescape, comprised of themed interactive environments in 2022. Due to the current entertainment and gaming NFT market, we have decided to halt work on the Freescape project.

BTC Mining Hardware Business

CW Machines, LLC, a Nevada limited liability company formed on October 2, 2021, was formed to hold the BTC Mining Hardware Business. The BTC Mining Hardware Business, CW Machines, LLC, through a joint venture with Wattum Management Inc. and BBA Technology Inc., is focused on bringing Bitcoin mining to the consumer level by offering Bitcoin mining equipment and co-location services. Eightco holds a 51% interest in CW Machines, LLC.

CW Machines, LLC is a reseller of Bitcoin mining equipment and services. The equipment sales primarily focus on Bitcoin mining equipment including Antminer S19s, Antminer S19 Pros, Whatsminer, and Canaan. Our Bitcoin mining services include reselling co-location services, which offer a physical location and ancillary services allowing Bitcoin miners to mine for Bitcoin. These services are provided by third-parties.

The BTC Mining Hardware Business does not currently have any material commitments for capital expenditures. As of the date of this Annual Report, the Company is not anticipating any future BTC mining equipment sales.

Business Strategy

Eightco Holdings Inc. is committed to driving revenue growth through its existing subsidiaries, Forever 8 and Ferguson Containers. The Company intends to expand Forever 8’s market reach through strategic expansion while continuing to focus on revenue growth. Forever 8 generates revenue through the purchase and sale of products while the Packaging Business earns revenue from the sale of goods and related services.

The Company plans to continually assess its businesses to allocate resources efficiently and maximize growth opportunities. With a diverse range of industries and revenue sources, management believes they are well-positioned to navigate changing economic conditions and customer preferences.

Eightco Holdings Inc. plans to expand through a combination of organic growth and strategic acquisitions. While strategic acquisitions may be considered for the Packaging Business and Forever 8 Business, management believes that organic growth is the key to success through continued sales efforts.

The company is dedicated to maintaining a close partnership with customers, which will enable them to effectively focus their efforts and respond to changing demands. Management believes that by listening to customers and adapting to their needs and preferences, they can remain relevant in constantly evolving industries.

Competition

We operate and plan to operate in a competitive market and encounter competition from both domestic and foreign participants. We believe we can effectively compete with our present competitors. We compete, and plan to compete, primarily based upon innovation, performance, price, quality, reliability, durability, consumer brand awareness, and customer service and support. Our competitors include a large number of private companies that directly compete with a number of our brands. Certain of our competitors may have more established brand names and stronger distribution channels than we do and have, or have through their owners, access to financial and marketing resources that are greater than we possess that may afford them the ability to invest more than we can in product development, intellectual property and marketing.

Competitors to our Packaging Business include Sutherland Packaging, based in Andover, New Jersey, Acme Corrugated Box Company, based in Hatboro Pennsylvania, and Trenton Corrugated Products, Inc., based in Ewing, Pennsylvania. Competitors to our Inventory Solutions Business include Clearco and Payoneer. Competitors for our BTC Mining Hardware Business include Compass Mining, Miners Dep, and Alliance Miners. Our competitors in the Web3 business will depend on what Web3 products we develop or acquire.

Patents, Trademarks, and Copyrights

We recognize the importance of innovation and protecting our intellectual property. We will apply for patents whenever we develop innovative new products, unique designs, or processes of commercial importance and seek trademark protection when we believe they provide a marketing advantage. We do not believe that our business is materially dependent on any single patent or trademark.

We rely on a combination of trade secrets, trademarks, trade dress, customer records, monitoring, brand protection services, confidentiality agreements, and other contractual provisions to protect our intellectual property.

We intend to vigorously pursue and challenge infringements of our patents, trademarks, service marks, trade dress, and copyrights, as we believe the goodwill associated with them is a cornerstone of our branding strategy.

Information Systems

Our information systems use software enterprise resource platforms, including procurement, inventory management, receivables management, and accounting. We utilize QuickBooks Enterprise and Xero Accounting as our ERP systems.

Seasonality

Our business is not seasonal and there are not large fluctuations with our operations between quarterly revenues based on the time of year.

Government Regulations

Packaging and Inventory Solutions Businesses

Like other manufacturers and distributors of consumer products, we are required to comply with a wide variety of federal, state, and international laws, rules, and regulations, including those related to consumer products and consumer protection, advertising and marketing, labor and employment, data protection and privacy, intellectual property, workplace health and safety, the environment, the import and export of products, and tax matters. Our failure to comply with applicable federal, state, and international laws, rules, and regulations may result in our being subject to claims, lawsuits, fines, and adverse publicity that could have a material adverse effect on our business, operating results, and financial condition. These laws, rules, and regulations currently impose significant compliance requirements on our business, and more restrictive laws rules and regulations may be adopted in the future.

Web3 Business and BTC Mining Hardware Business

The laws and regulations applicable to digital assets, including those we intend to produce under our Web3 Business and the Bitcoins mined by our BTC Mining Hardware Business customers, are evolving and subject to interpretation and change. Governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the U.S., digital assets are subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies, including FinCEN, the CFTC, the SEC, FINRA, the CFPB, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial regulators, have been examining the operations of digital assets networks, digital assets users and digital assets exchange markets. Ongoing and future regulatory actions may alter, perhaps to a materially adverse extent, the nature of digital assets markets and our digital assets operations. Additionally, U.S. state and federal and foreign regulators and legislatures have taken responsive action against digital assets businesses or enacted restrictive regimes in response to hacks, consumer harm, or criminal activity stemming from digital assets activity. There is also increasing attention being paid by U.S. federal, state, and local energy regulatory authorities as the total electricity consumption of cryptocurrency-mining grows and potentially alters the supply and dispatch functionality of the wholesale grid and retail distribution systems. Many state legislative bodies are also actively reviewing the impact of cryptocurrency-mining in their respective states.

Due to the relatively short history of Bitcoin and digital assets, and their emergence as a new asset class, government regulation of blockchain and digital assets is constantly evolving, with increased interest expressed by U.S. and international regulators.

Government regulation of blockchains and digital assets is under active consideration by the United States federal government via its agencies and regulatory bodies, as well as by similar entities in other countries and transnational organizations. State and local regulations also may impact our activities and other activities in which we may participate in the future. Other governmental regulatory bodies have shown an interest in regulating or investigating companies engaged in blockchain or digital asset businesses.

The effect of any regulatory change, either by the federal, state, local or foreign governments or any self-regulatory agencies on us is impossible to predict, but such change could be substantial and may have a material adverse effect on our business, financial condition, and results of operations. While we are unaware of significant adverse governmental or regulatory action adverse to Bitcoin mining in the United States, there is no guarantee that future regulation or adverse action will not take place and interpretation of existing regulations in a manner adverse to our business is possible.

In addition, various foreign jurisdictions either have adopted, or may adopt, laws, regulations or directives that affect digital assets, digital asset networks, and their users and participants. Such laws, regulations or directives may conflict with those of the United States, may negatively impact the acceptance of digital assets by users, merchants, and service providers outside of the United States, and may therefore impede the growth of digital assets. Several Eastern European and Asian countries have a more restrictive posture toward digital assets and, thereby, have reduced the rate of expansion of digital asset use, as well as mining, in each of those countries. Presently, we do not believe any U.S. federal or state regulatory body has taken any action or position adverse to Bitcoin, with respect to its production, sale, and use as a medium of exchange; however, future changes to existing regulations or entirely new regulations may affect our business in ways it is not presently possible for us to predict with any reasonable degree of reliability.

We are unable to predict the effect that any future regulatory change, or any overlapping or unclear regulations, may have on us, but such change, overlap or lack of clarity could be substantial and make it difficult for us to operate our business or materially impact the market for digital assets that we mine or may mine in the future. FinCEN has issued guidance stating its position that it does not differentiate between fiat currency (which FinCEN calls “real currency”) and digital assets that are convertible into fiat currency or other forms of convertible virtual currencies (which FinCEN calls “virtual currency”) for purposes of determining whether a person or entity is engaging in “money transmission services”. Persons and entities engaging in virtual currency activities that amount to “money transmission services,” or otherwise cause them to be deemed a “money services business” under FinCEN’s regulations, must register with FinCEN as a money services business, implement an “effective” anti-money laundering program and comply with FinCEN’s reporting and recordkeeping requirements.

In May 2019, FinCEN issued guidance relating to how the Bank Secrecy Act (“BSA”) and its implementing regulations relating to money services businesses apply to certain businesses that transact in convertible virtual currencies. Although the guidance generally indicates that certain mining and mining pool operations will not be treated as money transmission services, the guidance also addresses when certain activities, including certain services offered in connection with operating mining pools such as hosting convertible virtual currency wallets on behalf of pool members or purchasers of computer mining power, may be subject to regulation. Although we believe that our activities under the Web3 Business and the BTC Mining Hardware Business do not presently trigger FinCEN registration requirements under the BSA, if our activities cause us to be deemed a “money transmitter,” “money services business” or equivalent designation, under federal law, we may be required to cease certain of our operations. Ceasing such operations could have a material adverse effect on our financial position, results of operations and cash flows.

For additional information about government regulation applicable to our business, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Human Capital Resources

As of April 14, 2023, the companies that comprise Eightco had 33 employees that perform various administrative, finance and accounting, technology, and corporate management functions. Of the 33 employees, 16 employees were employed by Ferguson Containers, 11 employees were employed by 8co Holdings Shared Services, LLC and 6 were employed by Forever 8. None of our employees are represented by a union in collective bargaining with us. We consider relations with our employees to be good.

We are committed to creating a diverse, equitable and inclusive space for all our employees, customers and retail partners. The core values of our Company include integrity, caring and inclusivity that affirms every individual. Our leadership team is committed to fostering an environment where everyone is welcomed, respected, listened to and valued for their unique contributions to the organization, and to providing a work environment that is free from all forms of harassment, discrimination and inequality. We recruit, employ, train, promote and compensate our employees without regard to race, ethnicity, age, gender, gender identity, religion, national origin, citizenship, marital status, veteran’s status or disability. All facilities have established human resource departments with formal hiring processes and controls in place to ensure ethical and fair hiring practices. We compensate employees competitively relative to the industry and local labor market, and in accordance with all applicable federal, state and local wage, work hour, overtime and benefit laws

Legal Proceedings

During the normal course of its business, the Company may be subject to occasional legal proceedings and claims. There are currently no legal proceedings or claims asserted against the Company or its subsidiaries.

Supply Chain and Production

Our Packaging Business does not have long-term contractual arrangements with any of our suppliers that guarantee us production capacity, prices, lead times, or delivery schedules. Our reliance on independent party suppliers exposes us to vulnerability because of our dependence on a few sources of supply. We believe, however, that other sources of supply are available. In addition, we continually strive to develop relationships with other sources of supply in order to reduce our dependence on any one source of supply. As a result, we believe that our current and other available suppliers will ensure that we obtain a sufficient supply of goods built to our specifications in a timely manner and on satisfactory economic terms. The main raw material used by our Packaging Business is corrugated cardboard. Our main suppliers of corrugated cardboard are Corrugated Supplies Company, Georgia Pacific, and Freedom Corrugated. We also purchased certain finished products from Delta Packaging for resale to end users.

Our Inventory Solutions Business purchases finished products from it’s suppliers and does not have long-term contractual arrangements that guarantee production capacity, prices, lead times, or delivery schedules. Our reliance on independent party suppliers exposes us to vulnerability because of our dependence on a few sources of supply. We believe, however, that other sources of supply are available. In addition, we continually strive to develop relationships with other sources of supply in order to reduce our dependence on any one source of supply. As a result, we believe that our current and other available suppliers will ensure that we obtain a sufficient supply of goods built to our specifications in a timely manner and on satisfactory economic terms.

Our BTC Mining Hardware Business is reliant on third-party suppliers. We are a reseller and require the availability of the products we purchase, at wholesale, then distribute to final customers. We do not have long-term contractual arrangements with any of our suppliers that guarantee us adequate supply of Bitcoin mining equipment to satisfy the needs of our BTC Mining Hardware Business. Our main suppliers of Bitcoin mining equipment sold under the BTC Mining Hardware Business is Wattum Management, Inc.

Backlog

We currently do not have a material backlog of orders through our Packaging Business. A backlog consists of orders for which purchase orders have been received and which are generally scheduled for shipment within six months or subject to capacity constraints, including lack of available products. We allow orders received that have not yet shipped to be cancelled; therefore, our backlog may not be indicative of future sales.

Segment Information

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

Corporate Information

Eightco Holdings Inc. (f/k/a Cryptyde, Inc.), was incorporated in the State of Nevada on September 21, 2021, and is currently listed on the Nasdaq Capital Market under the symbol “OCTO.” On March 9, 2022, we changed our state of domicile to the State of Delaware. On April 3, 2023, we changed our corporate name from Cryptyde, Inc. to Eightco Holdings Inc. Our principal executive office is located at 200 9th Avenue North, Suite 220, Safety Harbor, Florida 34695, and our telephone number is (866) 980-2818. Our website is www.8co.holdings, and the information included in, or linked to our website is not part of this Annual Report. We have included our website address in this Annual Report solely as a textual reference.

Available Information

Our website, www.8co.holdings, provides access, without charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). The information provided on our website is not part of this Annual Report and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this Annual Report. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

ITEM 1A. RISK FACTORS

RISK FACTORS

An investment in our securities involves certain risks. Before deciding to invest in our common stock, you should consider carefully the following discussion of risks and uncertainties affecting us and our securities, together with other information in this Annual Report. Our business, business prospects, financial condition or results of operations could be seriously harmed as a result of these risks. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial, also may materially and adversely affect our business, financial condition and results of operations. Please also read carefully the section below entitled “Special Note Regarding Forward-Looking Statements.”

Summary of our Risk Factors

Risks Related to Our Business Generally

●	We are a recently formed entity, led by management that has limited experience operating a public company, with little track record and limited historical financial information available;
●	We are operating in highly competitive industries that could be affected by a decline in discretionary consumer spending or general economic conditions;
●	Loss of any or all of our key management personnel may present challenges;
●	We may not be able to raise adequate capital to fund our business, and our ability to raise capital may be negatively affected by the COVID-19 pandemic. We are also subject to the expenses of operating a public company;
●	We face cyber security risks and our insurance coverage may not be adequate to cover losses from both cyber security and other losses; and
●	COVID-19 or another pandemic may negatively impact our ability to operate the Eightco Businesses Risks.

Related to Our Web 3 Business

●	We need to innovate and provide Web3 products and services that are attractive to our users;
●	The success of our Web3 Business is substantially dependent on the entertainment professionals we partner with and consumer tastes and preferences for Web3 products;
●	If the crypto assets we create are determined to be a “security,” we may be subject to regulatory scrutiny, inquiries, investigations, fines, and other penalties;
●	Our Web3 Business intends to rely on the Ethereum blockchain, which we have no control over; and
●	We are subject to current and future legislation and rulemaking regarding digital assets that may result in extraordinary, non-recurring expenses.

Risks Related to Our BTC Mining Hardware Business

●	Bitcoin mining is capital intensive and if our customers have a decline in discretionary spending, or the price of Bitcoin goes down, they may not engage in Bitcoin mining or buy our products; and
●	We are subject to shifting public and governmental positions on digital asset mining activity could reduce our revenue and profitability.

Risks Related to Our Packaging Business

●	We are subject to the costs and availability of raw materials, and we rely on a limited number of third-party suppliers of raw materials; and
●	We may be affected by interruptions in the transportation of the materials we require to produce packaging.

Risks Related to the acquisition of Forever 8 and its Operations

●	The Company may not experience the anticipated strategic benefits of the acquisition of Forever 8;
●	We may be unable to successfully integrate the Forever 8 business with our current management and structure; and
●	Our stockholders may experience substantial dilution from the issuance of equity consideration in the Forever 8 acquisition and may not realize a benefit from the Forever 8 acquisition commensurate with the ownership dilution they will experience in connection with the acquisition.
●	Our business depends on our strong and trusted brand, and failure to maintain and protect our brand, or any damage to our reputation, or the reputation of our partners, could adversely affect our business, financial condition or results of operations.
●	We are dependent upon consumers’ continued and unimpeded access to the internet, and upon their willingness to use the internet for commerce.
●	Our results of operations may be adversely affected by changes in foreign currency exchange rates.

Risks Related to Our Securities

●	We do not expect to issue dividends;
●	An active trading market for our securities may never develop, and the price of our securities may be volatile;
●	We may issue shares of preferred or common stock in the future, which could dilute your percentage ownership of the Company; and
●	In the event that we fail to satisfy any of the listing requirements of Nasdaq, our common stock may be delisted, which could affect our market price and liquidity.

Risks Related to the Separation

●	We may not realize the anticipated benefits from the Separation, and the Separation could harm our business;
●	We may have indemnification liabilities to Vinco under the Separation and Distribution Agreement; and
●	The combined post-Separation value of Vinco and Eightco shares may not equal or exceed the pre-Separation value of Vinco shares.

Risks Related to Our Business Generally

We are a recently formed entity with little track record and limited historical financial information available.

Eightco Holdings Inc. (f/k/a Cryptyde, Inc.) was formed on September 21, 2021, in the State of Nevada and converted to a Delaware corporation on March 9, 2022. Our Packaging Business was formed in 1966, however the rest of our businesses were recently started. Because we are in the early stages of executing our business strategy, we cannot provide assurance that, or when, we will be profitable. We will need to make significant investments to develop and operate the Company and expect to incur significant expenses in connection with operating components, including costs for developing technology, talent fees, marketing, and salaries. We expect to incur significant capital, operational and marketing expenses for a few years in connection with our strategy and growth plan. Any failure to achieve or sustain profitability may have a material adverse impact on the value of the shares of our common stock.

Loss of any or all of our key management personnel may present challenges.

We aim to recruit the most qualified candidates and strive for a diverse and well-balanced workforce. While we expect to reward and support employees through competitive pay, benefits, and perquisite programs that allow employees to thrive, due to our size we may not be able to provide compensation equal to our more established competitors and may not be able to attract qualified management personnel. If we are unable to retain the key management personnel at our Company, the underlying business could suffer.

We could be adversely affected by declines in discretionary consumer spending, consumer confidence and general and regional economic conditions.

Our success depends to a significant extent on discretionary consumer spending, which is heavily influenced by general economic conditions and the availability of discretionary income. We believe the markets that all of the Eightco Businesses depend on are heavily reliant on discretionary consumer spending. The current economic environment as a result of COVID-19, coupled with high volatility and uncertainty as to the future global economic landscape, may have an adverse effect on consumers’ discretionary income and consumer confidence. Future volatile, negative, or uncertain economic conditions and recessionary periods or periods of significant inflation may adversely impact consumer spending on our products and services, which would materially adversely affect our business, financial condition and results of operations. Such effects can be especially pronounced during periods of economic contraction or slow economic growth.

The Company will operate in highly competitive industries and our revenues, profits or market share could be harmed if we are unable to compete effectively.

Each of the Eightco Businesses will face competition from existing competitors. Our competitors in the Web3 business will depend on what Web3 products we develop or acquire. We expect competition for Freespace, our video game we are developing and expect to launch in 2023, to include Decentraland, Sandbox and Fluf World. With respect to our BTC Mining Hardware Business, our competitors include Compass Mining, Miners Dep and Alliance. With respect to the Packaging Business, our competitors include Sutherland Packaging, Acme Corrugated Box Company, and Trenton Corrugated Products, Inc.

Competition in each of these areas may increase as a result of technological developments, changes in consumer preferences, economic conditions, changes in market structure, and other factors. Increased competition may divert consumers from our products, which could reduce our revenue or increase our marketing costs. Our competitors may have substantially greater financial resources than we do, and they may be able to adapt more quickly to changes in consumer preferences or devote greater resources to promotion of their offerings and services or to development or acquisition of offerings and services that are perceived to be of a higher quality or value than our offerings and services. As a result, we may not be able to compete successfully against such competitors.

We may not be able to fund capital expenditures and investment in projects and offerings.

A principal competitive factor for a large portion of the Eightco Businesses is the originality and perceived quality of our products and offerings. We will need to make continued capital investments to adapt to constantly changing consumer preferences. Our ability to fund capital expenditures will depend on our ability to generate sufficient cash flow from operations and to raise capital from third parties. We cannot assure you that our operations will be able to generate sufficient cash flow to fund such costs, or that we will be able to obtain sufficient financing on adequate terms, or at all, which could cause us to delay or abandon certain projects or plans.

Continuing general market uncertainties resulting from the COVID-19 Pandemic may affect our ability to raise capital.

Since the outset of the COVID-19 pandemic, the United States and worldwide national securities markets have undergone unprecedented stress due to the uncertainties of the COVID-19 pandemic and the resulting reactions and outcomes of government, business, and the general population. These uncertainties have resulted in declines in many market sectors. As a result, until the pandemic has stabilized, the markets may not be available to the Company for purposes of raising required capital. Should we not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible we may be unable to sustain the necessary capital to pursue our strategic plan and may have to reduce the planned future growth and/or scope of our operations.

A deterioration in the domestic and international economic environment, whether by way of current inflationary conditions or potential recessionary conditions, could adversely affect our operating results, cash flow and financial condition.

Current inflationary conditions in the United States and other parts of the world have increased some of our costs, including our cost of materials and labor. While we thus far have been largely successful in mitigating the impact of current inflationary conditions, we may need to increase our own prices on goods and services sufficiently to offset cost increases, we may not be able to maintain acceptable operating margins and achieve profitability. Additionally, competitors operating in regions with less inflationary pressure may be able to compete more effectively which could further impact our ability to increases prices and/or result in lost sales.

Recessionary economic conditions could lower discretionary spending of our consumers, which could result in a loss of sales. Recessionary economic conditions may cause difficulty in collecting accounts receivable and reduce the availability of credit and spending power for our customers, both of which may negatively impact our business.

Geopolitical risks, such as those associated with Russia’s invasion of Ukraine, could result in a decline in the outlook for the U.S. and global economies.

The uncertain nature, magnitude, and duration of hostilities stemming from Russia’s recent military invasion of Ukraine, including the potential effects of sanctions and retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, and such geopolitical risks could have an adverse impact on macroeconomic factors which affect our businesses, as well as our access to capital.

Cyber security risks and the failure to maintain the integrity of internal, partner, and consumer data could result in damages to our reputation, the disruption of operations and/or subject us to costs, fines or lawsuits.

We have and will continue to collect and retain large volumes of internal, partner and consumer data, including credit card numbers and other personally identifiable information, for business purposes, including for transactional or target marketing and promotional purposes, and our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. Additionally, our Web 3 Business is predominately digital in nature and relies heavily on our ability to maintain the integrity of our computer systems. The integrity and protection of our customer, employee, and company data is critical to our business and our customers and employees are likely to have a high expectation that we will adequately protect their personal information. The regulatory environment, as well as the requirements imposed on us by the credit card industry, governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs and/or adversely impact our ability to market our products and services.

We also rely on accounting, financial and operational management information technology systems to conduct our operations. If these information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations could be materially adversely affected.

We may face various security threats, including cyber security attacks on our data (including our vendors’ and customers’ data) and/or information technology infrastructure. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent penetrations or disruptions to our systems. Furthermore, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of customer, employee, or company data which could harm our reputation or result in remedial and other costs, fines or lawsuits and require significant management attention and resources to be spent. In addition, our insurance coverage and indemnification arrangements that we enter into, if any, may not be adequate to cover all the costs related to cyber security attacks or disruptions resulting from such events.

Our insurance coverage may not be adequate to cover all possible losses that we could suffer and our insurance costs may increase.

We seek to maintain comprehensive insurance coverage at commercially reasonable rates. There can be no assurance that our insurance will be sufficient to cover the full extent of all losses or liabilities for which we are insured, and we cannot guarantee that we will be able to obtain insurance policies on favorable terms, or at all.

COVID-19 or another pandemic may negatively impact our ability to operate the Eightco Businesses which could decrease or eliminate the value of our common stock.

COVID-19 has resulted in significant uncertainty in many areas of our businesses. We do not know how long these conditions will last. This uncertainty may negatively impact our operations. We may experience labor shortages, particularly in our Packaging Business, if our employees are unable or unwilling to come to work. If our suppliers cannot deliver the supplies we need to operate our business or if we are unable to ship our products due to trucking or rail shipping disruptions, we may be forced to suspend operations or reduce production. If we are unable to operate the Packaging Business at or near its historical rate, it may result in unfavorable operating results. Any shutdown of operations or reduction in production, especially for an extended period of time, could reduce the value of our common stock.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage its transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of our business. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the U.S. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

The requirements of being a public company may strain our resources and distract management.

We incur significant costs associated with our public company reporting requirements and costs associated with applicable corporate governance requirements. These applicable rules and regulations are expected to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly than those for privately owned companies that are not registrants with the SEC. Compliance with these rules and regulations may divert management’s attention from other business concerns.

Our business plan may require additional liquidity and capital resources that might not be available on terms that are favorable to us, or at all.

We currently obtain a portion of the capital required for the development and operations of the Company from various forms of public and private financing. We may require additional capital and/or cash flow from future operations to fund the Company, our debt service obligations and our ongoing business. There is no assurance that we will be able to raise sufficient additional capital or generate sufficient future cash flow from our future operations to fund our ongoing business. If the amount of capital we are able to raise, together with any income from future operations, is not sufficient to satisfy our liquidity and capital needs, including funding our current debt obligations, we may be required to abandon or alter our plans for the Company. The Company may also have to raise additional capital through the equity market, which could result in substantial dilution to existing stockholders.

Our ability to obtain necessary financing may be impaired by factors such as the health of and access to capital markets, our limited track record and the limited historical financial information available, or the substantial doubt about our ability to continue as a going concern. Any additional capital raised through the sale of additional shares of our capital stock, convertible debt or other equity may dilute the ownership percentage of our stockholders.

Risks Related to Our Web3 Business

If we do not innovate and provide Web3 based products and services that are attractive to our users, our business could be harmed.

Our success depends on our continued innovation to provide products and services that are attractive to potential users and customers. As a result, we must invest significant resources in research and development to first create then improve the attractiveness and comprehensiveness of our products and services and effectively incorporate new Web3 technologies into them. If we are unable to provide products and services that users and customers want to use, then users may become dissatisfied and use competitors’ products and services. If we are unable to continue offering innovative products and services, we may be unable to attract users, which could harm our business, results of operations and financial condition.

The success of our Web3 Business is substantially dependent upon the continued success of the entertainment professionals we partner with and our ability to continue to secure favorable contracts with and maintain a good working relationship with these individuals.

Our Web3 business includes partnerships with entertainment professionals to help them use Web3 technology to distribute, manage, and receive payment for their art, music, or other content. Our ability to secure partnerships, and maintain a good working relationship, with artists, celebrities, athletes, and other public figures - through agreements, alliances, opportunities and otherwise – is of critical importance to our long-term success.

A particular crypto asset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if we are unable to properly characterize a crypto asset we develop in our Web3 Business as not a security, we may be subject to regulatory scrutiny, inquiries, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.

The SEC and its staff have taken the position that certain crypto assets fall within the definition of a “security” under the U.S. federal securities laws. The legal test for determining whether any given crypto asset is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC generally does not provide advance guidance or confirmation on the status of any particular crypto asset as a security. Furthermore, the SEC’s views in this area have evolved over time and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff. For example, Chair Gary Gensler recently remarked on the need for further regulatory oversight on crypto assets, crypto trading, and lending platforms by the SEC. Public statements by senior officials at the SEC indicate that the SEC does not intend to take the position that Bitcoin or Ethereum are securities (in their current form). Bitcoin and Ethereum are the only crypto assets as to which senior officials at the SEC have publicly expressed such a view. Moreover, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other crypto asset. With respect to all other crypto assets, there is currently no certainty under the applicable legal test that such assets are not securities, notwithstanding the conclusions we may draw based on our assessment regarding the likelihood that a particular crypto asset could be deemed a “security” under applicable laws. Similarly, though the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given crypto asset is a security in April 2019, this framework is also not a rule, regulation, or statement of the SEC and is not binding on the SEC.

Several foreign jurisdictions have taken a broad-based approach to classifying crypto assets as “securities,” while other foreign jurisdictions, such as Switzerland, Malta, and Singapore, have adopted a narrower approach. As a result, certain crypto assets may be deemed to be a “security” under the laws of some jurisdictions but not others. Various foreign jurisdictions may, in the future, adopt additional laws, regulations, or directives that affect the characterization of crypto assets as “securities.”

The classification of a crypto asset as a security under applicable law has wide-ranging implications for the regulatory obligations that flow from the offer, sale, trading, and clearing of such assets. For example, a crypto asset that is a security in the United States may generally only be offered or sold in the United States pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration. Persons that effect transactions in crypto assets that are securities in the United States may be subject to registration with the SEC as a “broker” or “dealer.” Platforms that bring together purchasers and sellers to trade crypto assets that are securities in the United States are generally subject to registration as national securities exchanges, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an ATS in compliance with rules for ATSs. Persons facilitating clearing and settlement of securities may be subject to registration with the SEC as a clearing agency. Foreign jurisdictions may have similar licensing, registration, and qualification requirements.

We analyze each crypto asset we develop under our Web3 Business to determine its likeliness to be deemed to be a “security” under applicable laws. Regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a foreign regulatory authority, or a court were to determine that a crypto asset we developed under our Web3 Business is a security under applicable laws. Because our Web3 platforms will not be registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or ATS (or foreign equivalents), and we do not seek to register or rely on an exemption from such registration or license to facilitate the offer and sale of crypto assets on our Web3 platforms, we will only develop and distributed digital assets for which we determine there are reasonably strong arguments to conclude that the crypto asset is not a security. We recognize that the application of securities laws to the specific facts and circumstances of crypto assets may be complex and subject to change, and that a listing determination does not guarantee any conclusion under the U.S. federal securities laws.

There can be no assurances that we will properly characterize any given crypto asset we develop under our Web3 Business as a security or non-security for purposes of determining whether we will distribute it on a Web3 platform. If the SEC, foreign regulatory authority, or a court were to determine that a crypto asset offered, sold, or traded on one of our future Web3 platform is a security, we would not be able to offer the Web3 product associated with the crypto asset until we are able to do so in a compliant manner. A determination by the SEC, a foreign regulatory authority, or a court that an asset that we support in the future for trading on our platform constitutes a security may also result in us determining that it is advisable to remove assets from our platform that have similar characteristics to the asset that was determined to be a security. In addition, we could be subject to judicial or administrative sanctions for failing to offer or sell the crypto asset in compliance with the registration requirements, or for acting as a broker, dealer, or national securities exchange without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm.

Our Web3 Business intends to rely on the Ethereum blockchain, which we have no control over.

Our Web3 Business intends to operate on the Ethereum blockchain. Like other blockchains, Ethereum blockchain relies on a network of computers to run certain software programs to solve complex transactions in competition with other mining operations and to process transactions. We have no control over these networks, which subjects us to certain risks. For example, to the extent that any miners cease to record transactions in solved blocks, such transactions will not be recorded on the Ethereum blockchain. Currently, there are no known incentives for miners to elect to exclude the recording of transactions in solved blocks; however, to the extent that any such incentives arise (e.g., a collective movement among miners or one or more mining pools forcing Ethereum users to pay transaction fees as a substitute for or in addition to the award of new Ethereum upon the solving of a block), actions of miners solving a significant number of blocks could delay the recording and confirmation of transactions on the Ethereum blockchain. Such delay could harm our business, results of operations, and financial condition.

Incidents or adverse publicity concerning the Company or our public-figure partners could harm our reputation as well as negatively impact our revenues and profitability.

Our reputation is an important factor in the success of our Web3 Business. Our ability to attract and retain both partners and customers depends, in part, upon the external perceptions of our Company, the brands and individuals we are associated with, and our corporate and management integrity. If market recognition or the perception of the Company diminishes, there may be a material adverse effect on our revenues, profits, and cash flow. In addition, changing public perception of the brand and public figures we partner with could negatively impact our business and results of operations.

Changes in consumer tastes and preferences for Web3 products could reduce demand for our offerings and products and adversely affect the profitability of our Web3 Business.

The success of our Web3 Business depends on our ability to consistently provide, maintain and innovate Web3 products that meet changing consumer preferences. Our success depends in part on the continued and increasing popularity of Web3 products and on our ability to successfully predict and adapt to tastes and preferences of this consumer group. If our Web3 products do not achieve sufficient consumer acceptance or if consumer preferences change or consumers are drawn to other products, our business, financial condition, or results of operations could be materially adversely affected.

Blockchain technology may expose us to specially designated nationals or blocked persons or cause it to violate provisions of law.

We are subject to the rules enforced by OFAC, including regarding sanctions and requirements not to conduct business with persons named on its specially designated nationals list. However, because of the pseudonymous nature of blockchain transactions, we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s specially designated nationals list, which may expose us to regulatory sanctions and adversely affect our business, financial condition, and results of operations.

Current and future legislation and rulemaking regarding digital assets may result in extraordinary, non-recurring expenses and could have a material adverse effect on our business, financial condition and results of operations.

Current and future legislation and rulemaking by the Commodity Futures Trading Commission (the “CFTC”) and SEC or other regulators, including interpretations released by a regulatory authority, may impact the manner in which digital assets are treated. For example, digital assets derivatives are not excluded from the definition of “commodity future” by the CFTC. Furthermore, according to the CFTC, digital assets fall within the definition of a commodity under the Commodities Exchange Act (the “CEA”) and as a result, we may be required to register and comply with additional regulations under the CEA, including additional periodic reporting and disclosure standards and requirements. We may also be required to register as a commodity pool operator and to register as a commodity pool with the CFTC through the National Futures Association. If we are required to register with the CFTC or another governmental or self-regulatory authority, we may seek to cease certain of our operations to avoid the registration requirement. Modifying our business to avoid a registration requirement with the CFTC or another governmental or self-regulatory authority may have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our BTC Mining Hardware Business

The business of the end users of our Bitcoin mining equipment is capital intensive and declines in discretionary income could limit the market for our Bitcoin mining equipment, which could have a material adverse effect on our business, financial condition, and results of operations.

Our Bitcoin Mining equipment is intended to lower the costs of constructing, developing, operating and maintaining digital asset mining and hosting facilities. However, users of our Bitcoin mining equipment may still face substantial costs associated with electricity usage, equipment replacement and upgrading, and other factors. A decline in discretionary income could prevent our intended end users from engaging in Bitcoin mining, and in turn from purchasing our Bitcoin mining equipment.

If future prices of Bitcoin are not sufficiently high, our business, results of operations, and financial condition could be materially and adversely affected, which may have a negative impact on the trading price of our securities.

Our Bitcoin mining equipment allows users to engage in Bitcoin mining. If future prices of Bitcoin are not sufficiently high to cause our target customers to engage in Bitcoin mining and in turn purchase our products and services, our sales of Bitcoin mining equipment may be affected and our business, results of operations, and financial condition could be materially and adversely affected.

Our business is heavily impacted by social, political, economic and other events and circumstances in the United States and abroad. Shifting positions on digital asset mining activity could reduce our revenue and profitability.

Our business is heavily impacted by social, political, economic, and other events and circumstances in the United States and abroad. These events and circumstances are largely outside of our influence and control. For example, we believe that historically China was a location of significant digital asset mining at low electric power rates. Recently, China and other foreign governments have taken action to prohibit or significantly restrict digital asset mining. Should China or other countries that currently restrict digital asset mining eliminate such restrictions or actually seek to enhance such mining activity, the demand for our Bitcoin mining equipment may be lowered, which would likely reduce the revenue and profitability of our BTC Mining Hardware Business.

We are subject to risks associated with our customers’ need for significant electric power and the limited availability of power resources, which could have a material adverse effect on our business, financial condition and results of operations.

Our customers using our Bitcoin mining equipment require a significant amount of electric power. Energy costs and availability are vulnerable to seasonality, with increased costs primarily in the summer months and risks of outages and power grid damage as a result of inclement weather, animal incursion, sabotage, and other events out of our control. Although we aim to offer energy efficient Bitcoin mining equipment, there can be no assurance that there will be sufficient energy availability to meet the needs of our Bitcoin mining equipment customers.

Governments and government regulators, at the federal, state, and local levels, may potentially restrict the ability of electricity suppliers to provide electricity to users of our Bitcoin mining equipment, which could have a material adverse effect on our business, financial condition and results of operations.

Governments or government regulators, at the federal, state, and local levels, may potentially restrict electricity suppliers from providing electricity to Bitcoin mining hosting facilities, including facilities used by our Bitcoin mining equipment target customers and facilities offered as part of our co-location services. For example, on May 14, 2018, the Chelan County Public Utility District in Washington approved a three-month extension of a moratorium on the approval of electric service for new digital asset transaction operators in Chelan County. In March 2018, the City of Plattsburgh, New York, placed an 18-month moratorium on transaction processing to preserve natural resources, the health of its residents and the “character and direction” of the city after residents complained about significantly higher electricity bills. In the event government regulators issue moratoriums or impose bans or restrictions involving transaction processing in jurisdictions in which our target Bitcoin mining equipment customers operate, the sales of our Bitcoin mining equipment may be negatively impacted and could have a material adverse effect our business, financial condition, and results of operations.

Risks Related to Our Packaging Business

An increase in the cost or a reduction in the availability of wood fiber, other raw materials, energy and transportation may have an adverse effect on our profitability and results of operations.

Wood fiber, including old corrugated containers (“OCC”) is the principal raw material in many parts of the paper and packaging industry, including the corrugated cardboard on which our Packaging Business relies. Wood fiber is a commodity, and prices historically have been cyclical and have varied on a regional basis. Environmental litigation and regulatory developments have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the United States. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may further be limited by fire, insect infestation, disease, ice storms, windstorms, flooding and other causes, thereby reducing supply and increasing prices. Demand for OCC, especially from China, could result in shortages or spikes in the cost of OCC.

Industry supply of commodity paper and wood products is also subject to fluctuation, as changing industry conditions can influence producers to idle or permanently close individual machines or entire mills. Oversupply in these markets can also result from producers introducing new capacity in response to favorable short-term pricing trends. Industry supply of commodity papers and wood products is also influenced by overseas production capacity, which has grown in recent years and is expected to continue to grow. Wood fiber pricing is subject to regional market influences, and the cost of wood fiber may increase in particular regions due to market shifts in those regions. In addition, the ability to obtain wood fiber from foreign countries may be impacted by economic, legal and political conditions in those countries as well as transportation difficulties.

Energy is a significant input cost for the paper and packaging industry. Increases in energy prices can be expected to adversely impact businesses.

Because we rely on a supply of corrugated sheets of cardboard to produce packaging, these uncertainties in the supply and cost of raw materials used to produce paper products could affect the availability of the corrugated sheets of cardboard we rely on. Increases in costs may need to be passed on to our customers, and ultimately may negatively affect our business.

Disruptions in transportation could adversely affect our supply of raw materials and could have an adverse effect on our results of operations, profitability, and liquidity.

Since we receive our supply of raw material from suppliers that use third-party shippers that rely on truck, rail, and other forms of transportation, the reduced availability of those modes of transportation could limit our ability to promptly produce products for our customers, which could have an adverse effect on our operations, financial condition, and liquidity. In addition, the increased cost of transportation of raw material from our suppliers may reduce our profitability if we are not able to recover those costs through price increases for our products.

Paper and packaging companies face strong competition.

We face competition from numerous competitors, domestic as well as foreign. Some of our competitors are larger, more vertically integrated companies that have greater financial and other resources, greater manufacturing economies of scale, greater energy self-sufficiency, and/or lower operating costs.

Certain paper and wood products are vulnerable to long-term declines in demand due to competing technologies or materials.

Companies in the paper and packaging industry are subject to possible declines in demand for their products as the use of alternative materials and technologies grows and the prices of such alternatives become more competitive. Any substantial shift in demand from wood and paper products to competing technologies or materials could result in a material decrease in sales of our products and could adversely affect our results of operations, cash flows, and financial position. We cannot ensure that any efforts we might undertake to adapt our product offerings to such changes would be successful or sufficient.

Because we service customers in a variety of industries, we may be particularly impacted by general economic downturns.

Our Packaging Business provides packaging for third-party customers in a variety of industries, including pharmaceutical and e-commerce companies. Certain of our Packaging Business customers provide goods that are discretionary items for consumers. Therefore, their business, and in turn our Packaging Business, depends on the strength of the retail, commercial, and industrial sectors of the economy in various parts of the world, and trends therein. During a downturn in the economy, consumer purchases of discretionary items are affected, which could materially lower our customers’ demand for our packaging products, and negatively affect our profitability and financial condition.

We incur significant expenses to maintain our manufacturing equipment and any interruption in the operations of our facilities may harm our operating performance.

We regularly incur significant expenses to maintain our manufacturing equipment and facilities. The machines and equipment that we use to produce our products are complex, interdependent, and have many parts. We must perform routine maintenance on our equipment and will have to periodically replace a variety of parts.

Disruptions to our Packaging Business could occur due to any number of circumstances, including prolonged power outages, mechanical or process failures, shortages of raw materials, natural catastrophes, disruptions in the availability of transportation, labor disputes, terrorism, changes in or non-compliance with environmental or safety laws, and the lack of availability of services from any of our facilities’ key suppliers. Any facility shutdowns may be followed by prolonged startup periods, regardless of the reason for the shutdown. Any prolonged disruption in operations at any of our facilities could cause significant lost production, which would have a material adverse effect on our results of operations.

We rely on a limited number of third-party suppliers for certain raw materials required for the production of our products.

Our dependence on a limited number of third-party suppliers, and the challenges we may face in obtaining adequate supplies of raw materials, involve several risks, including limited control over pricing, availability, quality and delivery schedules. We cannot be certain that our current suppliers will continue to provide us with the quantities of these raw materials that we require or will continue to satisfy our anticipated specifications and quality requirements. Any supply interruption in limited raw materials could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. Although we believe there are other suppliers of these raw materials, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could interrupt production of our products, which would have a material adverse effect on our business.

Risks Related to the Acquisition of Forever 8 and its Operations

The Company may not experience the anticipated strategic benefits of the acquisition of Forever 8.

While we anticipate certain benefits from the acquisition of Forever 8, we may not be able to realize the expected benefits. We may not be able to integrate the two businesses successfully, and we could assume unknown or contingent liabilities. The Forever 8 business may not have the revenue generating potential which we envision. Any failure of the Acquisition to meet our expectations could have a material negative effect on our results of operations. There can be no assurance that the anticipated benefits of the Acquisition will materialize or that if they materialize will result in increased stockholder value or revenue stream to the Company.

We may be unable to successfully integrate the Forever 8 business with our current management and structure.

Our failure to successfully integrate the Forever 8 business could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price. Integration challenges may include the following:

●	assimilating our technology and knowledge into Forever 8’s business, including the integration of blockchain technology with machine learning technology, to create increased value;

●	retaining key personnel required to operate the Forever 8 business; and

●	estimating the capital, personnel and equipment required for the Forever 8 business based on the historical operations of Forever 8.

Our stockholders may experience substantial dilution from the issuance of equity consideration in the Forever 8 acquisition and may not realize a benefit from the Forever 8 acquisition commensurate with the ownership dilution they will experience in connection with the Acquisition.

In connection with the acquisition, we may issue shares of our common stock as consideration to Forever 8’s former owners, including the issuance of shares of our common stock upon the exercise of a put right on certain preferred membership interests of Forever 8 and upon the achievement of certain earnout targets. Our stockholders may experience substantial dilution from the issuance of such shares of our common stock.

Our business depends on our strong and trusted brand, and failure to maintain and protect our brand, or any damage to our reputation, or the reputation of our partners, could adversely affect our business, financial condition or results of operations.

We have developed a strong and trusted brand that has contributed significantly to the success of our business. We believe that maintaining and promoting our brand in a cost-effective manner is critical to achieving widespread acceptance of our products and services and expanding our base of customers.

Maintaining and promoting our brand will depend largely on our ability to continue to provide useful, reliable, secure, and innovative products and services, as well as our ability to maintain trust and remain a global payments leader. We may introduce, or make changes to, features, products, services, privacy practices, or terms of service that customers do not like, which may materially and adversely affect our brand. Our brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business could be materially and adversely affected.

We rely on relationships with marketplaces and enterprises to obtain and maintain customers. Our ability to acquire new customers could be materially harmed if we are unable to enter into or maintain these relationships on terms that are commercially reasonable to us, or at all.

Harm to our brand can arise from many sources, including failure by us or our partners and service providers to satisfy expectations of service and quality, inadequate protection or misuse of personally identifiable information (“PII”), compliance failures and claims, litigation and other claims, and misconduct by our partners or other counterparties.

We are dependent upon consumers’ continued and unimpeded access to the internet, and upon their willingness to use the internet for commerce.

Our success depends upon the general public’s ability to access the internet and its continued willingness to use the internet as a means to pay for purchases, communicate, research and conduct commercial transactions, including through mobile devices. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the internet, including changes to laws or regulations impacting internet neutrality, could decrease the demand for our products, increase our operating costs, or otherwise adversely affect our business. Given uncertainty around these rules, we could experience discriminatory or anticompetitive practices that could impede both our and our merchants’ growth, increase our costs or adversely affect our business. If consumers or merchants become unable, unwilling or less willing to use the internet for commerce for any reason, including lack of access to high-speed communications equipment, congestion of traffic on the internet, internet outages or delays, disruptions or other damage to merchants’ and consumers’ computers, increases in the cost of accessing the internet and security and privacy risks or the perception of such risks, our business could be adversely affected.

If we do not successfully maintain a strong and trusted brand, our business could be materially and adversely affected.

Our results of operations may be adversely affected by changes in foreign currency exchange rates.

We are subject to risks related to changes in currency rates as a result of our investments in international operations and from revenues generated in currencies other than the United States dollar. Our results of operations may be affected by such international operations as a result of changes in foreign currency exchange rates.

From time to time, we may utilize foreign currency forward contracts and other hedging instruments to mitigate the market value risks associated with foreign currency-denominated transactions and investments. These hedging strategies may not, however, eliminate all of the risks related to foreign currency translation, and we may forgo the benefits we would otherwise experience if currency exchange rates were to change in our favor.

In addition, our ability to optimize foreign exchange revenues as part of the payment delivery process may be adversely affected due to foreign exchange market and regulatory conditions outside of our control, as a result of which revenue and profit may decrease as compared to prior periods. In addition, we may become subject to exchange control regulations that restrict or prohibit the conversion of our foreign revenue currencies into United States dollars. Any of these factors could decrease the value of revenues and earnings we derive from our international operations and have a material adverse effect on our business.

Climate change and environmental issues could adversely affect our operations, business, customers and partners.

Concerns over the risks associated with climate change and environmental matters have been growing in recent years, and are at the center of rapidly evolving rule-making in the United States and abroad. Customers, investors, partners, and other stakeholders are increasingly focused on environmental, social and governance (“ESG”) practices. While we have not yet identified a material impact on our results and operations, we acknowledge that physical events, such as extreme weather and natural disasters, could disrupt our operations or those of our customers, partners, or third parties on which we rely, and may result in market volatility, shift in customer purchasing behaviors and travel patterns, and subsequently adversely impact our business. In addition, current and emerging ESG-related regulation, such as mandated disclosures or requirements to reduce carbon footprint, may result in increased compliance requirements, which may increase our costs.

Risks Related to Our Securities

We currently do not intend to pay dividends on our common stock. Consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

We do not expect to pay cash dividends on our common stock. Any future dividend payments are within the absolute discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, contractual restrictions with respect to payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

As a result of being a public company we are subject to SEC reporting and other regulatory requirements. We will incur expenses and diversion of our management’s time in its efforts to comply with Section 404 of the Sarbanes-Oxley Act regarding internal controls over financial reporting. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm when required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retrospective changes to our consolidated financial statements or identify other areas for further attention or improvement. If we are unable to assert that our internal controls over financial reporting are effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

One of our companies, Ferguson Containers, has material weaknesses in its controls over financial reporting, which could negatively impact investor confidence in the accuracy and completeness of our financial reports, and cause the price of our common stock to decline.

For Ferguson Containers’ fiscal years ended December 31, 2022 and 2021, respectively, Ferguson Containers had the following material weakness in internal controls over financial reporting:

●	Primarily due to the small size of Ferguson Containers, it does not maintain sufficient segregation of duties to ensure the processing, review and authorization of all transactions including non-routine transactions.

●	Ferguson Containers’ processes lacked timely and complete reviews and analysis of information used to prepare its financial statements and disclosures in accordance with accounting principles generally accepted in the United States of America.

The material weaknesses of Ferguson Containers’ internal control over financial reporting could negatively impact investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline.

An active, liquid trading market for our common stock may not develop, which may limit your ability to sell your shares.

Although our common stock is listed on the Nasdaq under the trading symbol “OCTO,” an active trading market for our common stock may never develop or be sustained. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of our common stock, and you may not be able to sell your shares of our common stock.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our Certificate of Incorporation authorizes us to issue one or more series of preferred stock. Our board of directors has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium to the market price, and materially adversely affect the market price and the voting and other rights of the holders of our common stock.

On January 19, 2023, the Company filed a Certificate of Designation with the Delaware Secretary of State for its Series A Preferred Stock. The number of shares designated is three hundred thousand (300,000).

The trading price of our securities will likely be, and continue to be, volatile and you could lose all or part of your investment.

The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control, including but not limited to our general business condition, the release of our financial reports and general economic conditions and forecasts. Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future. Any of these factors could have a material adverse effect on our stockholders’ investment in our securities, and our securities may trade at prices significantly below the price they paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

A reverse stock split may decrease the liquidity of the shares of our common stock.

On October 5, 2022, we received a letter from the Listing Qualifications Department of Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the 31 consecutive business day period between August 22, 2022, through October 4, 2022, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). In order to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company may effect a reverse stock split.

The liquidity of the shares of our common stock may be affected adversely by our reverse stock split given the reduced number of shares that are outstanding following the reverse stock split, especially if the market price of our common stock does not increase proportionately as a result of the reverse stock split.

On March 15, 2023, a Special Meeting of Security Holders was held to vote upon the proposal to approve an amendment to the Certificate of Incorporation to effect, at the discretion of the Board but prior to the one-year anniversary of the date on which the reverse stock split is approved by the Company’s stockholders, a reverse stock split of all of the outstanding shares of Common Stock at a ratio in the range of 1-for-2 to 1-for-50, with such ratio to be determined by the Board in its discretion and included in a public announcement (the “Reverse Stock Split Proposal”). The proposal was approved by Security Holders.

On April 3, 2023, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation with the Secretary of State of Delaware (1) to effect a 1-for-50 reverse stock split of the shares of the Company’s common stock, par value $0.001 per share, either issued and outstanding or held by the Company as treasury stock (the “Reverse Stock Split”) and (2) to change the name of the Company from “Cryptyde, Inc.” to “Eightco Holdings Inc.” (the “Name Change”). Both the Reverse Stock Split and the Name Change were effective as of 4:05 p.m., New York time, on April 3, 2023. The Common Stock began trading on a reverse stock split-adjusted basis on the Nasdaq Capital Market on April 4, 2023. The trading symbol for the Common Stock following the Reverse Stock Split and the Name Change is “OCTO.” The new CUSIP number for the Common Stock following the Reverse Stock Split and the Name Change is 22890A203.

Following a reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Following our reverse stock split, we believe that a higher market price of our common stock will result and may help generate greater or broader investor interest However, we cannot assure you that our reverse stock split will result in a share price that will attract new investors.

Anti-takeover provisions contained in our Certificate of Incorporation and Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Eightco’s Certificate of Incorporation, Bylaws, and Delaware law contain, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with Eightco’s board of directors rather than to attempt a hostile takeover. These provisions are expected to include, among others:

●	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;

●	the right of Eightco’s board of directors to issue preferred stock without stockholder approval;

●	the ability of Eightco’s directors, and not stockholders, to fill vacancies (including those resulting from an enlargement of the board of directors) on Eightco’s board of directors;

●	the division of Eightco’s board of directors into three classes of directors, with each class serving a staggered term; and

●	a provision that directors serving on a classified board may be removed by stockholders only for cause.

In addition, Eightco is subject to Section 203 of the Delaware General Corporation Law (the “DGCL”). Section 203 provides that, subject to limited exceptions, persons that (without prior board approval) acquire, or are affiliated with a person that acquires, more than 15 percent of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliate becomes the holder of more than 15 percent of the corporation’s outstanding voting stock.

Eightco believes these provisions will protect its stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with Eightco’s board of directors and by providing Eightco’s board of directors with more time to assess any acquisition proposal. These provisions are not intended to make Eightco immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that Eightco’s board of directors determines is not in the best interests of Eightco and its stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

In addition, an acquisition or further issuance of Eightco’s stock could trigger the application of Section 355(e) of the Code. For a discussion of Section 355(e), see the section entitled “Material United States Federal Income Tax Consequences of the Distribution”.

These anti-takeover provisions may also limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock. For a discussion of the anti-takeover provisions, See “Description of Capital Stock – Anti-Takeover Provisions.”

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the (i) Court of Chancery (the “Chancery Court”) of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (A) any derivative action or proceeding brought on behalf of Eightco, (B) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder, employee or agent of Eightco to Eightco or Eightco’s stockholders, (C) any action asserting a claim against the Eightco or any director, officer, stockholder, employee or agent of the Eightco arising out of or relating to any provision of the DGCL, Eightco’s Certificate of Incorporation or Eightco’s Bylaws, or (D) any action asserting a claim against the Corporation or any director, officer, stockholder, employee or agent of Eightco governed by the internal affairs doctrine of the State of Delaware. Notwithstanding the foregoing, in the event that the Chancery Court lacks subject matter jurisdiction over any such action or proceeding, including in the event claims are brought under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the sole and exclusive forum for such action or proceeding shall be another state or federal court located within the State of Delaware.

The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in the proposed charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our securities will depend in part on the research and reports that securities or industry analysts publish about us or our business. If only a limited number of securities or industry analysts commence coverage of our Company, the trading price for our securities would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who covers us downgrades our stock or publishes unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our Company or fails to publish reports on us regularly, demand for our securities could decrease, which might cause our stock price and trading volume to decline.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and we are taking advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and are taking advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of the Company’s initial public offering, (b) in which we have total annual revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our shares of common stock held by non-affiliates did not equal or exceed $250 million as of the prior June 30, or (2) our annual revenues did not equal or exceed $100 million during such completed fiscal year and the market value of our shares of common stock held by non-affiliates did not equal or exceed $700 million as of the prior December 31.

Because we subject the above listed reduced reporting requirements, investors may not be able to compare us to other companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

Your percentage ownership in our company may be diluted in the future.

In the future, your percentage ownership in our company may be diluted because of equity issuances for warrant exercises, acquisitions, strategic investments, capital market transactions, or otherwise, including equity compensation awards that we grant to our directors, officers and employees. Our Compensation Committee can be expected to grant additional equity compensation awards to our employees after the Separation. These awards would have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock. From time to time, we may issue additional equity compensation awards to our employees under our employee benefits plans.

In addition, our Certificate of Incorporation authorizes our board of directors to create and issue, without the approval of our stockholders, one or more series of preferred stock having such powers, preferences, and rights, if any, and such qualifications, limitations, and restrictions, if any, as established by our board of directors. The terms of one or more series of preferred stock that is created and issued by our board of directors may dilute the voting power or reduce the value of our common stock. For example, our board of directors could create and issue one or more series of preferred stock having the right to elect one or more of our directors (in all events or on the happening of specified events) and/or the right to veto specified transactions. Similarly, the repurchase or redemption rights or dividend, distribution, or liquidation rights of a series of preferred stock created and issued by our board of directors could affect the residual value of the common stock. See “Description of Capital Stock—Preferred Stock.”

Our common stock will be subordinate to all of our future indebtedness and any series of preferred stock, and effectively subordinated to all indebtedness and preferred equity claims against our subsidiaries.

Shares of our common stock will rank junior to all of our future indebtedness and other liabilities. Additionally, holders of our common stock may become subject to the prior dividend and liquidation rights of holders of any series of preferred stock that our board of directors may designate and issue without any action on the part of the holders of our common stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors.

Investors are subject to litigation risk and their respective investments in the shares of our common stock may be lost as a result of our legal liabilities or the legal liabilities of our affiliates.

We or our affiliates may from time to time be subject to claims by third parties and may be plaintiffs or defendants in civil proceedings. There can be no assurance that claims will not be brought in the future if we cannot generate the revenue that we forecast or raise sufficient capital to pay our liabilities. The expense of prosecuting claims, for which there is no guarantee of success, and/or the expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments, would generally be borne by the Company and could result in the reduction or complete loss of all of the assets of the Company, and investors in our common stock could lose all or a part of their investment.

In the event that we fail to satisfy any of the listing requirements of Nasdaq, our common stock may be delisted, which could affect our market price and liquidity.

Our common stock is listed on Nasdaq. For continued listing on Nasdaq, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. On October 5, 2022, we received a letter from the Listing Qualifications Department of Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the 31 consecutive business day period between August 22, 2022, through October 4, 2022, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company has a compliance period of 180 calendar days, or until April 3, 2023 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In the event that we fail to satisfy any of the listing requirements of Nasdaq or fail to regain compliance with Nasdaq’s minimum bid price requirement within the Compliance Period, our common stock may be delisted. If we are unable to list on Nasdaq, we would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. If our common stock is delisted from trading on Nasdaq, and we are not able to list our common stock on another exchange or to have it quoted on Nasdaq, our securities could be quoted on the OTC Bulletin Board or on the “pink sheets.” As a result, we could face significant adverse consequences including, without limitation:

●	a limited availability of market quotations for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage for our Company; and

●	a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3 or obtain additional financing in the future).

Risks Related to the Separation

We may not realize the anticipated benefits from the Separation, and the Separation could harm our business.

We may not be able to achieve the full strategic and financial benefits expected to result from the Separation and such benefits may be delayed or not occur at all. The Separation was designed to enhance strategic and management focus, provide a distinct corporate identity, and allow us to efficiently allocate resources and deploy capital. We may not achieve these and other anticipated benefits for a variety of reasons, including the following:

●	matters subsequent to, but related to, the Separation will require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing our business;

●	following the Separation, we may be more susceptible to economic downturns and other adverse events than if we were still a part of Vinco;

●	following the Separation, our business is less diversified than Vinco’s business prior to the Separation;

●	following the Separation, our business has experienced a loss of scale and access to certain financial, managerial, and professional resources as well as product and brand power influence and recognition with some customers from which we have benefited in the past; and

●	actions related to the Separation could disrupt our operations in the future.

If we fail to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, our business could be harmed.

We have little history operating as an independent company, and our historical financial information is not necessarily representative of the results that we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results.

Our historical financial information included in this Annual Report has been derived from Vinco’s consolidated financial statements and accounting records and is not necessarily indicative of our future operating results, financial condition, or cash flows, nor do they reflect what our operating results, financial condition, or cash flows would have been as an independent public company during the periods presented. In particular, the historical financial information included in this Annual Report is not necessarily indicative of our future operating results, financial condition, or cash flows primarily because of the following factors:

●	prior to the Separation, our business was operated by Vinco as part of its broader corporate organization rather than as an independent company, and Vinco or one of its affiliates provided support for various corporate functions for us, such as information technology, medical insurance, procurement, logistics, marketing, human resources, compliance, legal, finance, and internal audit;

●	our historical financial results reflect the direct, indirect, and allocated costs for such services historically provided by Vinco, and these costs may significantly differ from the comparable expenses we would have incurred as an independent company;

●	our working capital requirements and capital expenditures historically have been satisfied as part of Vinco’s corporate-wide cash management and centralized funding programs, and our cost of debt and other capital may significantly differ from that which is reflected in our historical combined financial statements;

●	the historical financial information may not fully reflect the costs associated with the Separation, including the costs related to being an independent company;

●	our historical financial information does not reflect our obligations under the various transitional and other agreements entered into with Vinco in connection with the Separation, though costs under such agreements are expected to be broadly similar to what was charged to the business in the past; and

●	our business previously was integrated with that of Vinco, and we historically have benefitted from Vinco’s size and scale in costs, employees, and vendor and customer relationships and the costs we will incur as an independent company may significantly exceed comparable costs we would have incurred as part of Vinco and some of our customer relationships may be weakened or lost.

We based the pro forma adjustments included in this Annual Report on available information and assumptions that we believe are reasonable and factually supportable. Actual results, however, may vary. In addition, our unaudited pro forma financial information included in this Annual Report may not give effect to various ongoing additional costs that we may incur in connection with being an independent public company. Accordingly, our unaudited pro forma combined financial statements do not reflect what our operating results, financial condition, or cash flows would have been as an independent public company and are not necessarily indicative of our future financial condition or future operating results.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

Potential indemnification liabilities to Vinco pursuant to the Separation and Distribution Agreement could materially and adversely affect our financial condition, results of operations, and cash flows.

The Separation and Distribution agreement, among other things, provides for indemnification obligations designed to make Eightco financially responsible for certain liabilities that may exist relating to its business activities. If Eightco is required to indemnify Vinco under the circumstances set forth in the Separation and Distribution Agreement, Eightco may be subject to substantial liabilities.

Eightco may be subject to certain contingent liabilities of Vinco following the Separation.

After the Separation, there is now the possibility that certain liabilities of Vinco could become Eightco’s obligations. For example, under the Code and the related rules and regulations, each corporation that was a member of the Vinco United States consolidated group during a taxable period or portion of a taxable period ending on or before the effective time of the Distribution is jointly and severally liable for the United States federal income tax liability of the entire Vinco United States consolidated group for that taxable period. Consequently, if Vinco is unable to pay the consolidated United States federal income tax liability for a prior period, Eightco could be required to pay the entire amount of such tax which could be substantial and in excess of the amount allocated to it under the Tax Matters Agreement between it and Vinco Other provisions of federal law establish similar liability for other matters, including laws governing tax-qualified pension plans as well as other contingent liabilities.

In connection with the Separation, Vinco will indemnify Eightco for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure Eightco against the full amount of such liabilities, or that Vinco’s ability to satisfy its indemnification obligation will not be impaired in the future.

Vinco agreed to indemnify Eightco for certain pre-spin-off liabilities. However, third parties could also seek to hold Eightco responsible for liabilities that Vinco has agreed to retain, and there can be no assurance that the indemnity from Vinco will be sufficient to protect Eightco against the full amount of such liabilities, or that Vinco will be able to fully satisfy its indemnification obligations. In addition, Vinco’s insurers may attempt to deny coverage to Eightco for liabilities associated with certain occurrences of indemnified liabilities prior to the Separation.

Following the Separation, now that we only have limited access to the insurance policies maintained by Vinco for events occurring prior to the Separation, Vinco’s insurers may deny or attempt to deny coverage to us under such policies, there can be no assurance that we will be able to obtain insurance coverage following the Separation on terms that justify its purchase, and any such insurance may not be adequate to offset costs associated with certain events.

In connection with the Separation, we entered into agreements with Vinco to address various matters associated with the Separation, including insurance coverage. The Separation and Distribution Agreement provides that following the Separation, we no longer have insurance coverage under Vinco insurance policies in connection with events occurring before, as of, or after the Separation, other than coverage for (i) events occurring prior to the Separation and covered by occurrence-based policies of Vinco as in effect as of the Separation and (ii) events or acts occurring prior to the Separation and covered by claims-made policies of Vinco for which a claim was received prior to the Separation. However, now that the Separation has concluded, Vinco’s insurers may deny or attempt to deny coverage to us for losses associated with occurrences or claims made prior to the Separation. Accordingly, we may be required to temporarily or permanently bear the costs of such lost coverage. In addition, we now have to maintain our own insurance policies following the Separation. Although we have had insurance policies in place since the date of the Separation that cover certain, but not all, hazards that could arise from our operations, we can provide no assurance that we will be able to maintain such coverage, that the cost of such coverage will be similar to that incurred by Vinco, or that such coverage will be adequate to protect us from costs incurred with certain events. The occurrence of an event that is not insured or not fully insured could have a material adverse effect on our business, operating results, and financial condition. See “The Separation—Agreements with Vinco.”

Following the Separation, some of our directors and officers may now have actual or potential conflicts of interest because of their equity ownership in Vinco.

Because of their former positions with Vinco, following the Separation, some of our directors and executive officers may own shares of Vinco common stock, and the individual holdings may be significant for some of these individuals compared to their total assets. This ownership may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for Vinco or us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between Vinco and us regarding the terms of the agreements governing the Separation and the relationship thereafter between the companies.

We potentially could have received better terms from unaffiliated third parties than the terms we received in our agreements with Vinco.

The agreements we entered into with Vinco in connection with the Separation were negotiated while we were still part of Vinco’s business. See “The Separation—Agreements with Vinco.” The terms of the agreements negotiated in the context of the Separation relate to, among other things, the allocation of assets, intellectual property, liabilities, rights, and other obligations between Vinco and us as well as services to be provided to us by Vinco on an interim basis. Arm’s-length negotiations between Vinco and an unaffiliated third-party in another form of transaction, such as a buyer in a sale of a business transaction, may have resulted in more favorable terms to the unaffiliated third-party.

We are subject to significant restrictions on our actions following the Separation in order to avoid triggering significant tax-related liabilities.

The Tax Matters Agreement generally prohibits us from taking certain actions that could cause the Transfer and the Distribution to fail to qualify as tax-free transactions, including the following:

●	during the two-year period following the Distribution Date (or otherwise pursuant to a “plan” within the meaning of Section 355(e) of the Code), we may not cause or permit certain business combinations or transactions to occur;

●	during the two-year period following the Distribution Date, we may not discontinue the active conduct of our business (within the meaning of Section 355(b)(2) of the Code);

●	during the two-year period following the Distribution Date, we may not liquidate or merge, consolidate, or amalgamate with any other person;

●	during the two-year period following the Distribution Date, we may not sell or otherwise dispose of more than 30% of our consolidated gross assets;

●	during the two-year period following the Distribution Date, we may not purchase any of our common stock, other than pursuant to certain open market repurchases of less than 20% of our common stock (in the aggregate);

●	during the two-year period following the Distribution Date, we may not amend our Certificate of Incorporation (or other organizational documents) or take any other action affecting the voting rights of our common stock; and

●	more generally, we may not take any action that could reasonably be expected to cause the Transfer and the Distribution to fail to qualify as tax-free transactions for U.S. federal income tax purposes.

Due to these restrictions and indemnification obligations under the Tax Matters Agreement, we may be limited in our ability to pursue strategic transactions, equity or convertible debt financings, or other transactions that may otherwise be in our best interests. In addition, our potential indemnity obligation to Vinco might discourage, delay, or prevent a change of control that our stockholders may consider favorable.

Our accounting and other management systems and resources may not be robust enough to meet the financial reporting and other requirements to which we will be subject following the Separation.

Prior to the Separation, our financial results were included within the consolidated results of Vinco, and we were not directly subject to reporting and other requirements of the Exchange Act. These and other obligations will place significant demands on our management, administrative, and operational resources, including accounting and information technology resources. To comply with these requirements, we anticipate that we will need to duplicate information technology infrastructure; implement additional financial and management controls, reporting systems, and procedures; and hire additional accounting, finance, tax, treasury, and information technology staff. If we are unable to do this in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to independent public companies could be impaired and our business could be harmed.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table summarizes pertinent details of our properties as of December 31, 2022:

Location	Owned or Leased	Lease Expiration	Primary Function
200 9th Ave North Suite 220 Safety Harbor, FL 34695	Leased	July 2024	Principal Executive Office

1 West Broad St. Suite 1004 Bethlehem, PA 18018	Leased	Month-to-Month	Office space

101 Seabrook Dr Sylvester, GA 31791	Leased	Month-to-Month	Warehouse

909 New Brunswick Avenue Phillipsburg, NJ 08865	Leased	Month-to-Month	Office space

20 Industrial Road Alpha, NJ 08865	Leased	Month-to-Month	Packaging and Logistics Center

234 5th Ave, Suite 319 New York, NY 1005	Leased	Month-to-Month	Office space

Keizersgracht 482, 1017 EG Amsterdam, Netherlands	Leased	Month-to-Month	Office space

UK - International House, 64 Nile Street London, England, N1 7SR	Leased	Month-to-Month	Office space

ITEM 3. LEGAL PROCEEDINGS

During the normal course of its business, the Company may be subject to occasional legal proceedings and claims. There are currently no legal proceedings or claims asserted against the Company or its subsidiaries.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On June 30, 2022, our common stock began trading on the Nasdaq under the symbol of “TYDE.” On April 4, 2023, we changed the symbol of our common stock to “OCTO” in conjunction with our name change.

Holders of Record

The Company had approximately 336 holders of record of our common stock as of April 14, 2023.

Dividends

We have not historically declared dividends on our common stock, and we do not currently intend to pay dividends on our common stock. The declaration, amount and payment of any future dividends on shares of our common stock, if any, will be at the sole discretion of our board of directors.

On January 17, 2023, the Company declared a dividend of one one-thousandth of a share of Series A Preferred Stock, par value $0.001 per share, for each outstanding share of the Company’s common stock, to stockholders of record at 5:00 p.m. Eastern Time on January 27, 2023 (the “Record Date”).

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

Except as set forth below, during the period covered by this Annual Report, we have not sold any equity securities that were not registered under the Securities Act that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report. This discussion and analysis contain forward-looking statements that are based upon current expectations and involve risks, assumptions and uncertainties.

Overview

As used herein, “Eightco” and the “Company” refer to Eightco Holdings Inc. (f/k/a Cryptyde, Inc.) and subsidiaries and/or where applicable, its management, a Delaware corporation originally incorporated on September 21, 2021 (date of inception) under the laws of the State of Nevada. On March 9, 2022, the Company converted to a Delaware corporation pursuant to a plan of conversion entered into with the Former Parent. On April 43 2023, the Company changed its name to Eightco Holdings Inc. from Cryptyde, Inc. and its stock symbol to “OCTO.” The Company is comprised of three main businesses, Forever 8 Inventory Cash Flow Solution, our Web3 Business, which includes the sale of BTC mining hardware, and our Packaging Business. Our Inventory Solution Business, Forever 8 Fund, LLC, a Delaware limited liability company focused on purchasing inventory for e-commerce retailers, which we acquired on October 1, 2022 (“Forever 8”). We no longer intend to generate revenue from our Web 3 Business. Our Packaging Business manufactures and sells custom packaging for a wide variety of products and through packaging helps customers generate brand awareness and promote brand image.

On June 29, 2022, the Company separated from its former parent company, Vinco Ventures Inc. (“Vinco”). As previously announced, we concluded a spin-off from Vinco (the “Separation”) and continue operating our Web3 Business, our BTC Mining Hardware Business and our Packaging Business. The Separation occurred concurrently with the distribution (the “Distribution”) of our common stock to stockholders of Vinco as of May 18, 2022 (the “Record Date”) at a ratio of one share of our common stock for every ten shares of Vinco common stock held by the Vinco stockholders. Following the Separation, we are an independent, publicly traded company, and Vinco retains no ownership interest in our Company.

In connection with the Separation, we entered into a Separation and Distribution Agreement and other agreements with Vinco to effect the Separation and provide a framework for our relationship with Vinco after the Separation. These agreements provide for the allocation between us and our subsidiaries, on the one hand, and Vinco and its subsidiaries, on the other hand, of the assets, liabilities, legal entities, and obligations associated with the Eightco Businesses, on the one hand, and Vinco’s other current businesses, on the other hand, and govern the relationship between our Company and our subsidiaries, on the one hand, and Vinco and its subsidiaries, on the other hand, following the Separation. In addition to the Separation and Distribution Agreement, the other principal agreements entered into with Vinco include a Tax Matters Agreement and certain commercial agreements.

Name Change, Symbol Change and Recapitalization

On March 15, 2023, a Special Meeting of Security Holders was held to vote upon the proposal to approve an amendment to the Certificate of Incorporation to effect, at the discretion of the Board but prior to the one-year anniversary of the date on which the reverse stock split is approved by the Company’s stockholders, a reverse stock split of all of the outstanding shares of Common Stock at a ratio in the range of 1-for-2 to 1-for-50, with such ratio to be determined by the Board in its discretion and included in a public announcement (the “Reverse Stock Split Proposal”). The proposal was approved by Security Holders.

On April 3, 2023, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of State of Delaware (1) to effect a 1-for-50 reverse stock split of the shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), either issued and outstanding or held by the Company as treasury stock (the “Reverse Stock Split”) and (2) to change the name of the Company from “Cryptyde, Inc.” to “Eightco Holdings Inc.” (the “Name Change”). Both the Reverse Stock Split and the Name Change were effective as of 4:05 p.m., New York time, on April 3, 2023. The Common Stock began trading on a reverse stock split-adjusted basis on the Nasdaq Capital Market on April 4, 2023. The trading symbol for the Common Stock following the Reverse Stock Split and the Name Change is “OCTO.” The new CUSIP number for the Common Stock following the Reverse Stock Split and the Name Change is 22890A203.

Recent Financings and Forever 8 Acquisition

Recent Financings

March 2023 Offering

On March 15, 2023, Eightco Holdings Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Hudson Bay (the “Investor”) for the issuance and sale of a Senior Secured Convertible Note with an initial principal amount of $5,555,000 (the “Note”) at a conversion price of $6.245 per share of the Company’s common stock, par value $0.001 (the “Common Stock”), and a warrant (the “Warrant”) to purchase up to 889,512 shares of Common Stock with an initial exercise price of $6.245 per share of Common Stock (the “Private Placement”). The purchase price of the Note and the Warrant is $5 million.

In connection with the Private Placement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”), a Security and Pledge Agreement (the “Pledge Agreement”), and various ancillary certificates, disclosure schedules and exhibits in support thereof prior to the closing of the Securities Purchase Agreement.

Securities Purchase Agreement

The Securities Purchase Agreement provides for the purchase by the Investor and the sale by the Company of the Note and the Warrant. The Securities Purchase Agreement contains representations and warranties of the Company and the Investor that are typical for transactions of this type. The representations and warranties made by the Company in the Securities Purchase Agreement are qualified by reference to certain exceptions contained in disclosure schedules delivered to the Investor. Accordingly, the representations and warranties contained in the Securities Purchase Agreement should not be relied upon by third parties who have not reviewed those disclosure schedules and the documentation surrounding the transaction as a whole.

The Securities Purchase Agreement closed upon the satisfaction of certain conditions of the Investor and the Company that are typical for transactions of this type, as well certain other condition including the following:

●	the Company delivered to the Investor a lock up agreement (the “Lock-Up Agreement”), executed by each of the parties identified in the Securities Purchase Agreement;

●	the Company received stockholder approval of a resolution to increase the amount of authorized shares of the Company, and filed with the Delaware Secretary of State a Certificate of Amendment to the Company’s Certificate of Incorporation causing the increase in the amount of authorized shares of the Company; and

●	the Company, the Investor and the certain creditors of the Company amended that certain Subordination Agreement, dated as of September 13, 2022, by and among the Company, the Investor and certain persons identified in that Subordination Agreement (the “Subordination Agreement Amendment”).

The Securities Purchase Agreement also obligates the Company to indemnify the Investor for certain losses resulting from (1) any misrepresentation or breach of any representation or warranty made by the Company or any subsidiary of the Company, (2) any breach of any obligation of the Company or, any subsidiary of the Company, of the Securities Purchase Agreement or any agreements and instruments entered into or connection with the Securities Purchase Agreement and (3) certain third party claims.

Senior Secured Convertible Note

The Company issued the Note upon the closing. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on January 15, 2024 (“Maturity Date”). The Note does not bear interest, provided, however, that the Note will bear interest at 18% per annum upon the occurrence of an event of default (as described below).

The Maturity Date may be extended at the sole option of the Investor for so long as certain events of default is continuing or for so long as an event is continuing that if not cured and with the passage of time would result in an event of default.

The Note is convertible at the option of the Investor into shares of Common Stock at a conversion price of $6.245 per share, subject to adjustment for stock splits, combinations or similar events (each a “Stock Combination Event”). If on the on the fifth trading day immediately following a Stock Combination Event, the conversion price then in effect on such fifth trading day (after giving effect to a proportional adjustment of the conversion price), is greater than the lowest weighted average price of the Common Stock during the twenty consecutive trading day period ending and including the trading day immediately preceding the fifth trading day after such Stock Combination Event (the “Event Market Price”), then the conversion price shall be adjusted to the Event Market Price.

The Note contains certain limitations on conversion. It provides that no conversion may be made if, after giving effect to the conversion, the Investor would own in excess of 9.99% of the Company’s outstanding shares of Common Stock. This percentage may be increased or decreased to a percentage not to exceed 9.99%, at the option of the Investor, except any increase will not be effective until 61-days’ prior notice to the Company.

The conversion price of the Note will be subject to adjustments for stock splits, combinations or similar events. In addition, the conversion price of the Note will also subject to anti-dilution adjustment which, subject to specified exceptions, in the event that the Company issues or is deemed to have issued certain securities at a price lower than the then applicable conversion price, immediately reduces the conversion price of the Note to equal the price at which the Company issues or is deemed to have issued its Common Stock.

The Note imposes penalties on the Company for any failure to timely deliver any shares of its Common Stock issuable upon conversion.

The Note contains events of default that are typical for transactions of this type, as well as the following events:

●	the failure of any registration statement required by the Registration Rights Agreement to be filed within five trading days after the date required by the Registration Rights Agreement or the failure of any such registration statement to become effective within five trading days after the date required by the Registration Rights Agreement;

●	the lapse or unavailability of any registration statement required by the Registration Rights Agreement for more than 5 consecutive trading days or more than an aggregate of 10 trading days in any 365-day period (other than certain allowable grace periods);

●	the suspension from trading or failure of the Common Stock to be listed for trading on an eligible market for more than 2 consecutive trading days or more than an aggregate of 5 trading days in any 365-day period;

●	the failure of the Company to issue shares upon conversion of the Note for more than 2 trading days after the relevant conversion date or a notice of the Company’s intention not to comply with a request for conversion;

●	the failure for 2 consecutive trading days to have reserved for issuance 250% of the full number of shares issuable upon conversion in accordance to the terms of the Note;

●	the failure for 2 trading days to pay the Investor principal, interest, late charges or other amounts when and as due under the Note;

●	the occurrence of any default under, redemption of or acceleration prior to maturity of any indebtedness of the Company or a subsidiary;

●	the invalidity of any material provision of the Security Documents (defined below) or if the enforceability of validity of any material provision of the Security Documents is contested by the Company;

●	the failure of the Security Documents to perfect or maintain the Investor’s first priority security interest; and

●	the failure to comply with certain covenants of the Note.

If there is an event of default, then the Investor has the right to request redemption of all or any portion of the Note, at 130% of the sum of the outstanding principal, interest and late fees to be redeemed, provided that if certain conditions specified in the Note are not satisfied, then the Investor has the right to request redemption of all or any portion of the Note, at 130% of the greater of (i) the sum of the outstanding principal, interest and late fees to be redeemed and (ii) the product of (a) the number of shares into which the Note (including all principal, interest and late fees) subject to redemption may be converted and (b) the greatest closing sale price for the Common Stock beginning on the date immediately preceding the event of default and ending on the date the Company makes the entire payment required to be made upon the redemption provided, however, that if no Cash Release Event (as defined in the Note) has occurred on or prior to the applicable of default redemption date, the principal amount used in calculating the applicable event of default redemption price on such event of default redemption date shall be decreased by the holder’s pro rata portion of $222,000.

The Note prohibits the Company from entering into certain transactions involving a change of control, unless the successor entity assumes in writing all of the obligations of the Company under the Note and the other transaction documents. In the event of such a transaction, the Investor will have the right to request redemption of the Note, at Redemption Variable Premium (as defined in the Note) of the greater of (i) of the sum of the amount of principal, interest and late fees to be redeemed; and (ii) the product of (x) the sum of the amount of principal, interest and late fees to be redeemed and (y) the quotient determined by dividing (1) the greatest closing sale price of the shares of Common Stock during the period beginning on the date immediately preceding the earlier to occur of (A) the consummation of the applicable change of control and (B) the public announcement of such change of control and ending on the date the Note Investor delivers a change of control redemption notice, by (2) the Conversion Price; or; (iii) Redemption Variable Premium of the product of (x) the number of shares into which the Note (including all principal, interest and late fees) subject to such redemption may be converted multiplied by (y) the greatest closing sale price of the shares of Common Stock during the period beginning on the date immediately preceding the earlier to occur of (x) the consummation of the change of control and (y) the public announcement of such change of control and ending on the date the Investor delivers the change of control redemption notice; provided, however, that if no Cash Release Event has occurred on or prior to the applicable change of control redemption date, the principal amount used in calculating the applicable change of control redemption price on such change of control redemption date shall be decreased by the holder’s pro rata portion of $222,000.

If the Company issues options, convertible securities, warrants, stock, or similar securities to holders of its Common Stock, the holder of the Note shall have the right to acquire the same as if it had converted its Note.

The Investor is entitled to receive any dividends paid or distributions made to the holders of the Common Stock on an “as if converted” to Common Stock basis.

The Note contains a variety of covenants on the part of Company that are typical for transactions of this type, as well as the following covenants:

●	the Note ranks senior to all other indebtedness of the Company, except that certain permitted indebtedness ranks pari passu with the Note;

●	the Company will not incur other indebtedness, except for certain permitted indebtedness;

●	the Company will not incur any liens, except for certain permitted liens;

●	the Company will not, directly or indirectly, redeem or repay all or any portion of any permitted indebtedness if at the time such payment is due or is made or, after giving effect to such payment, an event constituting, or that with the passage of time and without being cured would constitute, an event of default has occurred and is continuing; and

●	the Company will not redeem, repurchase or pay any dividend or distribution on its Common Stock or any other capital stock.

Warrant to Purchase Shares of Common Stock

The Warrant was issued upon closing and is immediately exercisable and, in the aggregate, entitles the Investor to timely purchase up to 889,512 shares of Common Stock. The Warrant has an initial exercise price of $6.245 per share payable in cash, or while each share of Common Stock issuable upon exercise of the Warrants is not registered for resale with the SEC or such prospectus is not available for resale, by way of a “cashless exercise” or an “alternative cashless exercise,” at the option of the Investor. An “alternative cashless exercise” will provide the investor with 0.7 shares of Common Stock for each share that would have been issuable to the Investor upon such exercise had the Holder elected to pay the exercise price in cash. The Warrants will expire on the fifth anniversary of its date of issuance. The exercise price of the Warrant is subject to adjustment for a Stock Combination Event. If on the on the fifth trading day immediately following a Stock Combination Event, the exercise price then in effect on such fifth trading day (after giving effect to a proportional adjustment of the exercise price), is greater than the Event Market Price, then the conversion price shall be adjusted to the Event Market Price. Upon each such adjustment of the exercise price hereunder, the number of underlying shares of Common Stock shall, subject to specified exceptions, be increased (but in no event decreased) to the number of shares of Common Stock determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of underlying shares of Common Stock acquirable upon exercise of the Warrant immediately prior to such adjustment and dividing the product thereof by the exercise price resulting from such adjustment.

The Warrant requires payments to be made by the Company for failure to deliver the shares of Common Stock issuable upon exercise. The Warrant also contains limitations on exercise, including the limitation that the Investor may not exercise its Warrant to the extent that upon exercise the Investor, together with its affiliates, would own in excess of 9.99% of the Company’s outstanding shares of Common Stock (subject to an increase or decrease, upon at least 61-days’ notice by the Investor to the Company, of up to 9.99%).

The exercise price of the Warrant and the number of shares issuable upon exercise of the Warrant will be subject to adjustments for stock splits, combinations or similar events. In addition, the exercise price of the Warrant will also be subject to anti-dilution adjustment which, subject to specified exceptions, in the event that the Company issues or is deemed to have issued certain securities at a price lower than the then applicable exercise price, immediately reduces the exercise price of the Warrant to equal the price at which the Company issues or is deemed to have issued its Common Stock.

The Company may not enter into a fundamental transaction unless the successor entity assumes the obligations of the Company under the Warrant. Upon the occurrence of a fundamental transaction involving a change of control, the holder of the Warrant will have the right to have the Warrant repurchased for a purchase price in cash equal to the Black-Scholes value (as calculated pursuant to the Warrants) of the then unexercised portion of the Warrant.

If the Company issues options, convertible securities, warrants, stock, or similar securities to holders of its Common Stock, the holder of the Warrant shall have the right to acquire the same as if it had exercised its Warrant.

The Investor is entitled to receive any dividends paid or distributions made to the holders of the Common Stock on an “as if exercised” to Common Stock basis.

Registration Rights Agreement

Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the SEC covering the resale of 250% of the maximum number of shares of Common Stock underlying the Note and 150% of the maximum number of shares of Common Stock underlying the Warrant on or before the 45th calendar day following the closing of the Securities Purchase Agreement (the “Filing Deadline”) and cause such registration statement to be declared effective by the SEC by the earlier to occur of (x) ninety (90) calendar days after the closing date and (y) the fifth business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that such the registration statement will not be reviewed or will not be subject to further review (the “Effectiveness Deadline”). If (i) the registration statement is not filed by the Filing Deadline or declared effective by the Effectiveness Deadline, (ii) the sales of all of the securities required be included on such registration statement cannot be made pursuant to such registration statement, or (iii) the registration statement is not effective for any reason and either (x) the Company fails for any reason to satisfy the requirements of Rule 144(c)(1), or (y) the Company has ever been an issuer described in Rule 144(i)(1)(i) or becomes such an issuer in the future, and the Company shall fail to satisfy any condition set forth in Rule 144(i)(2), then the Company shall pay to the Investor in an amount equal to 2% of the aggregate purchase price paid by the Investor on the day of delinquency and each 30th day (pro-rated for periods of less than 30 days) of delinquency thereafter.

Pursuant to the Registration Rights Agreement, the Company must maintain the effectiveness of the registration statement from the effective date until the date on which all securities registered under the registration statement have been sold, or are otherwise able to be sold pursuant to Rule 144 without the requirement to be in compliance with Rule 144(c)(1) and otherwise without restriction or limitation pursuant to Rule 144, subject to the Company’s right to suspend or defer the use of the registration statement in certain events.

Security Documents

Pursuant to the Securities Purchase Agreement, the Company, and its subsidiaries, as applicable, provided guarantee agreements, a pledge agreement, a control agreement and all financing statements, pledges, assignments, opinions of counsel, and all other documents requested by the collateral agent to create, perfect, and continue perfected or to better perfect the collateral agent’s security interest in and liens on all assets of the Company, and in order to fully consummate all of the transactions contemplated hereby and under the other transaction documents.

Placement Agent

Palladium Capital Group, LLC (the “Placement Agent”) acted as placement agent for the Private Placement. For the acting as placement agent in the Private Placement, the Placement Agent is to receive (i) upon closing cash compensation of $400,000 (8% of the gross proceeds to the Company) (ii) upon closing a warrant to purchase up to 71,161 shares of Common Stock (8% of the shares of Common Stock underlying the Note).

January 2022 Offering

On January 26, 2022, the Company entered into the January 2022 Purchase Agreement with Hudson Bay for the issuance and sale of the January 2022 Note with a principal amount of $33,333,333 at a conversion price of $500.00 per share (“January 2022 Note Shares”), and the January 2022 Warrant to purchase up to 66,667 shares of our common stock with a exercise price of $500.00 per share (the “January 2022 Warrant Shares”), for consideration of $30,000,000 (the “January 2022 Offering”). The January 2022 Offering closed on May 5, 2022. In connection with the closing of the January 2022 Purchase Agreement, the Company issued the HB SPA Palladium Warrants to purchase up to 1,067 shares of the Company’s common stock at an exercise price of $500.00 per share to Palladium Capital Group, LLC (“Palladium”) for acting as placement agent. The HB SPA Palladium Warrants are subject to terms that are identical in all material respects to the HB Warrants.

In connection with the January 2022 Offering, Eightco also entered into a registration rights agreement (the “Registration Rights Agreement”) with the same investor. This registration statement is being filed in accordance with the Registration Rights Agreement. In accordance with the Registration Rights Agreement, prior to amendment by the 2022 Amendment Agreement, Eightco filed the June 2022 S-1, which included all of the common stock underlying the January 2022 Note (66,667 shares of common stock), and 200% of the common stock underlying the January 2022 Warrant (133,333 shares of common stock).

In connection with the January 2022 Offering, Eightco, and its subsidiaries, as applicable, entered into guarantee agreements, a pledge agreement (the “Pledge Agreement”), a control agreement and all financing statements, security agreements, pledges, assignments, opinions of counsel, and other documents requested by the collateral agent in the January 2022 Offering.

On July 28, 2022, the Company entered into the 2022 Amendment Agreement with Hudson Bay to amend the January 2022 Purchase Agreement, the January 2022 Note and the Registration Rights Agreement.

Pursuant to the 2022 Amendment Agreement, the Company released an aggregate of $29,000,000 (the “Released Funds”) from the restricted funds account maintained in accordance with the January 2022 Purchase Agreement (the “Restricted Funds Account”) and, going forward, must deposit 50% of any Warrant Exercise Cash (as defined in the 2022 Amendment Agreement) into the Restricted Funds Account. As required by the 2022 Amendment Agreement, the Company used $22,000,000 of the Released Funds to repurchase from Hudson Bay $22,000,000 of the principal of the January 2022 Note. Pursuant to the 2022 Amendment Agreement, the conversion price of the balance of the January 2022 Note that remained was voluntarily adjusted to $53.00 (the “Adjustment”) and in accordance with the terms of the January 2022 Warrant, the exercise price of the January 2022 Warrant was adjusted to $53.00 as a result of the Adjustment. The 2022 Amendment Agreement also amended the Registration Rights Agreement to require the Company to register (i) the number of shares of common stock equal to 200% of the shares issuable upon conversion of the January 2022 Note and (ii) the number of shares of common stock equal to 200% of the shares issuable upon exercise of the January 2022 Warrant, assuming all cash has been released from the Restricted Funds Account and the number of shares of common stock issuable upon exercise of the January 2022 Warrant has been adjusted in accordance with Section 2(c) of the January 2022 Warrant.

On January 26, 2022, the Company entered into the Equity Private Placement with BHP for the issuance of 30,000 shares of Eightco’s common stock, and BHP Warrants to purchase up to 30,000 shares of common stock with an exercise price of $400.00 per share of common stock. The Equity Private Placement closed on May 20, 2022. In accordance with the provisions of the Equity Private Placement, the Company registered the shares of common stock underlying the BHP Warrants in the June 2022 S-1. In connection with the closing of the Equity Private Placement, the Company issued the BHP SPA Palladium Warrants to purchase up to 4,800 shares of the Company’s common stock at an exercise price of $400.00 per share to Palladium for acting as placement agent. The BHP SPA Palladium Warrants are subject to terms that are identical in all material respects to the BHP Warrants. The Company registered the shares underlying the BHP SPA Palladium Warrants in the June 2022 S-1. In connection with the Adjustment, under the terms of the BHP Warrants and the warrants issued to Palladium, the exercise price of such warrants were reduced to match the conversion price of $53.00 applicable to the January 2022 Note.

On November 11, 2021, the Company entered into an amendment agreement (the “2021 Amendment Agreement”) by and among Vinco, Hudson Bay and the Company. In connection with the 2021 Amendment Agreement on May 18, 2022, the Company issued to Hudson Bay warrants exercisable into 173,049 shares of the Company’s common stock with an exercise price of $0.05 per share.

On May 18, 2022, in connection with its spin-off and based upon Vinco warrants exercisable into Vinco common stock, the Company issued to Palladium, CVI Investments, Inc. and Armistice Capital Master Fund Ltd. warrants exercisable into 15,355, 10,000 and 6,000 shares, respectively, of the Company’s common stock at an exercise price of $0.05 per share.

On September 14, 2022, the Company and Hudson Bay entered into a waiver (the “Waiver”) to permit, the entry into that certain Membership Interest Purchase Agreement (the “F8 Purchase Agreement”) by and among the Company, Forever 8, the members of Forever 8 (the “Sellers”) and Paul Vassilakos, solely in his capacity as representative of the Sellers (the “Sellers’ Representative”). Pursuant to the F8 Purchase Agreement, the Company acquired 100% of the issued and outstanding membership interests of Forever 8 from the Sellers (the “Acquisition”), in consideration for the mutual execution at closing of the Acquisition of a subordination agreement by and among Hudson Bay, the Sellers and the Company (the “Subordination Agreement”). Pursuant to the Waiver, the conversion price and exercise price of the January 2022 Note and the January 2022 Warrant, respectively, were voluntarily and irrevocably adjusted to equal $50.00, subject to further adjustment as set forth therein, and Hudson Bay, the Sellers and the Company entered into the Subordination Agreement. The Waiver also caused the number of shares of common stock underlying the January 2022 Warrant to increase pursuant to a price adjustment feature of the January 2022 Warrant.

As a result of the January 2022 Warrant exercise price adjustment in the Waiver, the exercise price of the BHP Warrants, HB SPA Palladium Warrants, and BHP SPA Palladium Warrants was adjusted to $50.00 per share of common stock. In addition, the number of shares of common stock underlying the BHP Warrants, HB SPA Palladium Warrants, BHP SPA Palladium Warrants was increased to include the Additional BHP Warrant Shares, Additional HB SPA Palladium Warrant Shares, and the Additional BHP SPA Palladium Warrant Shares.

Pursuant to the F8 Purchase Agreement, consideration paid to the Sellers consisted of (i) an aggregate of 7,000,000 non-voting preferred membership units of Forever 8 (the “Initial Base Preferred Units”), subject to adjustment based on the price of the Company’s common stock, (ii) convertible promissory notes in an aggregate principal amount of $27.5 million (the “Promissory Notes”), and (iii) the right to receive potential earnout amounts up of to 7,000,000 additional non-voting preferred membership units of Forever 8 (“Preferred Units”) which may be increased by up to 11,500,000 additional non-voting preferred membership units of Forever 8 (the “Earnout Preferred Units”), upon the achievement of certain performance thresholds relating to cumulative collected revenues. In addition, the Company transferred $4.6 million in cash to Forever 8 to pay off certain obligations of Forever 8.

The Preferred Units, including the Initial Base Preferred Units and the Earnout Preferred Units, have a put right to cause the Company to redeem the Preferred Units for cash or shares of the Company’s common stock on terms and conditions set forth in the Forever 8 Operating Agreement.

Upon closing of the F8 Purchase Agreement, the Company issued the Promissory Notes. The Promissory Notes bear interest at the rate per annum equal to (i) ten (10%) for the first twelve (12) months of the Promissory Notes and (ii) twelve percent (12%) thereafter until the maturity date of the Promissory Notes (the “Note Maturity Date”). The Note Maturity Date shall be the date that is the later of (i) 91 days after the maturity date of January 2022 Note and (ii) three years following the date of closing of the F8 Purchase Agreement.

Subject to the terms of the Subordination Agreement, the Promissory Notes may be prepaid in full or in part at any time without premium or penalty, provided, however, that the Company agrees that, subject to the terms of the Subordination Agreement which specifically permit such prepayments in accordance therewith, it will make prepayments on the Promissory Notes and all other Seller Notes (as defined in the Promissory Notes) in amounts equal to the pro rata amount of the outstanding principal amount of the Seller Notes as a whole, as follows: (i) after Section 4(d) of the 2022 Amendment Agreement is satisfied such that excess cash may be removed from the Control Account, 50% of the cash proceeds of warrants exercised for common stock of the Company until an aggregate amount of $10 million in prepayments is made on the Seller Notes from such warrant exercises, (ii) 25% of all gross proceeds received by Company in any and all debt and equity capital raises by the Company (excluding warrant exercises) from and after the date of the F8 Purchase Agreement and (iii) at least an aggregate of $11.5 million (including any prepayments made pursuant to clauses (i-ii) above) within the first twelve (12) months of the issuance of the Promissory Notes. If the Company has received shareholder approval and the Threshold Date, as defined in the Subordination Agreement, has passed, at any time commencing after the 12-month anniversary of the date of the Promissory Notes, the holder of the Promissory Notes may, in their sole and absolute discretion, convert all or part of the Promissory Notes into shares of common stock of the Company.

On January 18, 2023, the Company entered into a waiver agreement with the Sellers’ Representative, on behalf of the Sellers (the “F8 Waiver Agreement”). Pursuant to the F8 Waiver Agreement, the Sellers have agreed not to receive any shares of common stock issuable under the put right of the Preferred Units, upon conversion of the Promissory Note, or under any of the Ancillary Documents (as defined in the F8 Purchase Agreement), until the earlier of (i) December 31, 2023, and (ii) such time as the Company has authorized enough shares to (x) issue all shares of common stock issuable to the Sellers pursuant to the put right of the Preferred Units, conversion of the Promissory Notes and any of the Ancillary Documents (as defined in the F8 Purchase Agreement) and (y) issue all shares of common stock issuable upon conversion or exercise of all notes and warrants, respectively, of Eightco which are then issued and outstanding.

On January 6, 2023, the Company entered into a Second Amendment Agreement (the “Second Amendment Agreement”) with Hudson Bay to amend the (i) January 2022 Purchase Agreement, (ii) the January 2022 Note, (iii) the Registration Rights Agreement, and (iv) the January 2022 Warrant.

Pursuant to the Second Amendment Agreement, the conversion price of the balance of the January 2022 Note that remains outstanding was voluntarily adjusted to $10.00 per share of common stock.

The Second Amendment Agreement grants the Company the right to redeem all or a portion of the outstanding amount of the January 2022 Note (the “Redemption Right”) upon 10 trading days’ notice provided that (i) no Equity Conditions Failure (as defined in the January 2022 Note) exists and (ii) the Company has sufficient resources to effect the redemption. The Redemption Right is subject to certain other restrictions contained in the Second Amendment Agreement.

The Second Amendment Agreement provides that if Hudson Bay converts any portion of the January 2022 Note during the 10 consecutive trading day period starting on January 6, 2023 (the “Applicable Conversion Period”), Hudson Bay shall, on the first business day immediately following the end of the Applicable Conversion Period, release to the Company an amount of cash from the Control Account (as defined in the Note) equal to 20% of the amount converted during the Applicable Conversion Period if the volume-weighted average price (“VWAP”) of the common stock on each trading day during the Applicable Conversion Period equals or exceeds $10.00 and there is no circumstance or event that would, with or without the passage of time or the giving of notice, result in a material default, material breach or event of default under any Transaction Document (as defined in the January 2022 Purchase Agreement).

As a result of the voluntary adjustment to the conversion price of the January 2022 Note, the exercise price of the January 2022 Warrant was automatically adjusted to $10.00 per share of common stock and the number of shares issuable upon exercise of the January 2022 Warrant (the “HB Warrant Shares”) was proportionately increased to 3,333,333 HB Warrant Shares. Pursuant to the Second Amendment Agreement, Hudson Bay agreed to waive the adjustment to the number of HB Warrant Shares issuable pursuant to the January 2022 Warrant to the extent such adjustment results in a number of HB Warrant Shares underlying the January 2022 Warrant exceeding 2,220,000. The Second Amendment Agreement provides that Hudson Bay (i) will not exercise Warrants to purchase more than an aggregate of 1,500,000 HB Warrant Shares until March 2, 2023, provided such limitation will be waived upon the occurrence of an Event of Default (as defined in the January 2022 Note) or if the VWAP of the common stock on any trading day from January 6, 2023 until March 2, 2023 is less than $11.00 and (ii) will not exercise the January 2022 Warrant until (x) such time as the aggregate principal amount outstanding of the January 2022 Note is equal to or less than the amount remaining in the Control Account or (y) the occurrence of an Event of Default (the “HB Initial Exercisability Date”). However, Hudson Bay may exercise Warrants for up to 200,000 shares of common stock prior to the HB Initial Exercisability Date if the VWAP of the common stock on any trading day during the period starting on March 1, 2023 and ending on and including March 31, 2023 is less than $10.00. If the VWAP of the common stock on each trading day from January 6, 2023 through March 1, 2023, is greater than $11.00, Hudson Bay will forfeit the right to purchase 720,000 HB Warrant Shares pursuant to the January 2022 Warrant, provided that there is no circumstance or event that would, with or without the passage of time or the giving of notice, result in a material default, material breach or event of default under any Transaction Document. Additionally, the exercise price of the January 2022 Warrant was voluntarily adjusted to $0.05 per share of common stock.

The Second Amendment Agreement required the Company to provide each stockholder entitled to vote at the next special or annual meeting of stockholders of the Company, to be held not later than April 1, 2023, a proxy statement soliciting each such stockholder’s affirmative vote at the stockholder meeting for approving the increase of the authorized shares of common stock from 250,000,000 to 500,000,000 (such affirmative approval being referred to herein as the “Stockholder Approval” and the date the Stockholder Approval is obtained is referred to herein as the “Stockholder Approval Date”).

The Second Amendment Agreement required the Company to enter into a waiver agreement (the “BHP Waiver Agreement”) with BHP Capital NY, Inc. (“BHP”). Pursuant to the Second Amendment Agreement, the BHP Waiver Agreement (i) limits the number of shares of common stock issuable upon exercise of the BHP Warrants (“BHP Warrant Shares”) as a result of certain anti-dilution protections contained in the BHP Warrant to 800,000 BHP Warrant Shares; provided, however, that upon the Hudson Bay’s forfeiture of 720,000 HB Warrant Shares, BHP will forfeit 259,440 shares of common stock issuable upon exercise of the BHP Warrant, and (ii) waives any right to exercise the BHP Warrant prior to such time as the cash in the Control Account (as defined in the January 2022 Note) equals or exceeds the outstanding principal amount of the January 2022 Note (the “BHP Initial Exercisability Date”). However, BHP may exercise the BHP Warrant for up to 720,000 shares of common stock prior to the BHP Initial Exercisability Date if the VWAP of the common stock on any trading day during the period starting on March 1, 2023 and ending on and including March 31, 2023 is less than $10.00. On January 6, 2023, the Company entered into the BHP Waiver Agreement with BHP.

The BHP Waiver Agreement prohibits BHP from exercising BHP Warrants to purchase more than 540,560 BHP Warrant Shares until March 2, 2023 unless the VWAP of the common stock on any trading date occurring from January 6, 2023 until March 2, 2023 is less than $11.00. If the VWAP of the common stock on each trading day from January 6, 2023 through March 1, 2023, is greater than $11.00, BHP will forfeit BHP Warrants to purchase 259,440 BHP Warrant Shares.

Copies of each of the January 2022 Purchase Agreement, Registration Rights Agreement, form of Pledge Agreement, 2022 Amendment Agreement, Equity Private Placement, form of BHP Warrants, January 2022 Warrants, Palladium Capital Group, LLC Warrants dated May 18, 2022, CVI Investments, Inc. Warrants dated May 18, 2022, Armistice Capital Master Fund Ltd Warrants dated May 18, 2022, BHP Warrants, form of Promissory Note, form of Forever 8 Operating Agreement, form of Subordination Agreements, Waiver, Second Amendment Agreement and BHP Waiver Agreement are attached to the registration statement filed on Form S-1/A filed with the Securities and Exchange Agreement dated January 23, 2023 as Exhibits 10.10, 10.11, 10.14, 10.15, 10.16, 10.17, 10.19, 10.20, 10.21, 10.22, 10.23, 10.25, 10.26, 10.27, 10.32 and 10.33, respectively.

Forever 8 Acquisition

On September 14, 2022, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among the Company, Forever 8 and the Sellers pursuant to which Eightco was to acquire 100% of the issued and outstanding membership interests of Forever 8 (the “Membership Interests”) from the Sellers (the “Acquisition”). On October 1, 2022, the closing of the acquisition occurred (the “Closing”).

Pursuant to the Purchase Agreement, the Sellers received consideration consisting of (i) the Initial Base Preferred Units, subject to adjustments discussed below, (ii) the Promissory Notes, and (iii) the right to receive potential earnout amounts. In addition, $4.6 million in cash was transferred to the Company in consideration for the Company’s payment of certain of its obligations.

In the event that the VWAP of the Eightco Shares the later of (i) the 15 trading days immediately prior to the date the put right pursuant to Section 7(b) of the Amended Operating Agreement (as defined below) is exercisable and (ii) the 15 trading days following the Company’s filing of its Annual Report on Form 10-K for the fiscal year ending December 31, 2022 is less than $3.07, then Sellers shall be entitled to receive an additional number of Preferred Units (“Additional Base Preferred Units” and together with the Initial Base Preferred Units, the “Total Base Preferred Unit Consideration”) such that the Total Base Preferred Unit Consideration multiplied by the Additional Base Preferred Unit VWAP equals $21.5 million; provided that in no event shall more than 3,750,000 Additional Base Preferred Units be issued.

As indicated below, the Purchase Agreement provides that the Sellers are entitled to receive three potential earnout payments (the “Earnout Consideration). The Earnout Consideration is payable to the Sellers in cash or, at Eightco’s election, in up to 7,000,000 additional Preferred Units, upon the achievement of certain performance thresholds relating to cumulative collected revenues (each, an “Earn-Out Target”).

If Eightco elects to issue additional Preferred Units upon the achievement of any Earn-Out Target and the VWAP of Eightco’s common stock for the 15 trading days preceding the date that any Earn-Out Target is achieved (the “Earn-Out VWAP”) is (A) with respect to the first Earn-Out Target, less than $5.00, (B) with respect to the second Earn-Out Target, less than $6.00 or (C) with respect to the third Earn-Out Target, less than $5.00, then Sellers shall be entitled to receive an additional number of additional Preferred Units (the “True-up Units” and together with the additional Preferred Units, the “Total Additional Preferred Units”) such that the Total Additional Preferred Units multiplied by the Earn-Out VWAP equals (x) $15 million for the first Earn-Out Target, (y) $12 million for the second Earn-Out Target and (z) $10 million for the third Earn-Out Target; provided that in no event shall more than 4.5 million True-up Units be issued for the first Earn-Out Target, in no event shall more than 4.0 million True-up Units be issued for the Second Earn-Out Target and in no event shall more than 3.0 million True-up Units be issued for the Third Earn-Out Target.

In accordance with the Purchase Agreement, the Company’s existing operating agreement was amended and restated. The amended and restated operating agreement (the “Operating Agreement”) provides for, among other things, a put right for designated members (the “Preferred Members”). The Preferred Members (who are the Sellers) have a put right to cause Eightco to redeem certain Preferred Units, from time to time on or after the six-month anniversary following the Closing. Upon exercise of the put right, each Initial Base Preferred Unit (as defined in the Purchase Agreement) shall be exchanged for one Eightco share.

The Preferred Members have a put right, on terms and conditions set forth in Section 7.01 of the Operating Agreement, to cause Eightco to redeem the Preferred Units as follows:

(a) starting on the later of (i) six (6) months following the Closing and (ii) the Threshold Date (as defined in the Subordination Agreement), one (1) Eightco Share per Initial Base Preferred Unit being redeemed up to a maximum of 6,281,949 Initial Base Preferred Units;

(b) upon the satisfaction of (i) the receipt of Shareholder Approval on or prior to June 30, 2023, (ii) six (6) months following the Closing and (iii) the occurrence of the Threshold Date, one (1) Eightco Share per Initial Base Preferred Units that could not be converted due to the 6,281,949 unit limit in Section 7.01(a) of the Operating Agreement (such shares being an aggregate of 718,051 Initial Base Preferred Units being defined as the “Extra Initial Base Preferred Units”) being redeemed, and one (1) OCTO Share per Additional Base Preferred Unit being redeemed;

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

(d) upon the satisfaction of (i) the receipt of Shareholder Approval on or prior to June 30, 2023, (ii) six (6) months following the time a Preferred Unit issued in connection with the first Earn-Out Target is earned under Section 1.04 of the Purchase Agreement and (iii) the occurrence of the Threshold Date, one (1) OCTO Share per Earnout One Unit being redeemed;

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

(f) upon the satisfaction of (i) the receipt of Shareholder Approval on or prior to June 30, 2023, (ii) six (6) months following the time a Preferred Unit issued in connection with the second Earn-Out Target is earned under Section 1.04 of the Purchase Agreement and (iii) the occurrence of the Threshold Date, one (1) OCTO Share per Earnout Two Unit being redeemed;

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

(h) upon the satisfaction of (i) the receipt of Shareholder Approval on or prior to June 30, 2023, (ii) six (6) months following the time a Preferred Unit issued in connection with the third Earn-Out Target is earned under Section 1.04 of the Purchase Agreement and (iii) the occurrence of the Threshold Date, one (1) OCTO Share per Earnout Three Unit being redeemed;

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

Pursuant to the Operating Agreement, Eightco unconditionally guaranteed the payment, when due, of obligations pursuant to the put right. Eightco shall satisfy these obligations to the Preferred Members either in cash or, if Shareholder Approval has been obtained, through the issuance and delivery to each Preferred Member of one OCTO Share per Preferred Unit held by each Preferred Member.

Upon the Closing, Eightco issued the Promissory Notes. The Promissory Notes bear interest at the rate per annum equal to (i) ten (10%) for the first twelve (12) months of the Promissory Notes and (ii) twelve percent (12%) thereafter until the maturity date of the Promissory Notes (the “Note Maturity Date”). The Note Maturity Date is the date that is the later of (i) 91 days after the Maturity Date (as defined in the Investor Note (as defined below)) of the Senior Secured Convertible Note issued by Eightco in favor of the Investor on May 5, 2022 (the “Investor Note”) and (ii) three years following the Closing. Subject to the terms of the Subordination Agreement, the Promissory Notes may be prepaid in full or in part at any time without premium or penalty, provided, however, that Eightco agrees that, subject to the terms of the Subordination Agreement which specifically permit such prepayments in accordance therewith, it will make prepayments on the Promissory Notes and all other Seller Notes (as defined in the Promissory Notes) in amounts equal to the pro rata amount of the outstanding principal amount of the Seller Notes as a whole, as follows: (i) after Section 4(d) of the Amendment Agreement is satisfied such that excess cash may be removed from the Control Account, 50% of the cash proceeds of warrants exercised for common stock of the Eightco until an aggregate amount of $10 million in prepayments is made on the Seller Notes from such warrant exercises, (ii) 25% of all gross proceeds received by Eightco in any and all debt and equity capital raises by the Eightco (excluding warrant exercises) from and after the date of the Purchase Agreement and (iii) at least an aggregate of $11.5 million (including any prepayments made pursuant to clauses (i-ii) above) within the first twelve (12) months of the issuance of the Promissory Notes.

So long as the Eightco has received Shareholder Approval and the Threshold Date has been reached, at any time commencing after the 12-month anniversary of the date of the Promissory Notes, the holder of the Promissory Notes may, in its sole and absolute discretion, convert all or part of the Promissory Notes into shares of common stock of the Eightco (the “Conversion Shares”) at a per share conversion price equal to the VWAP of a OCTO Share for the ten trading days immediately preceding the conversion notice being provided to the Eightco by the holder of the Promissory Notes (the “Conversion Price”), with the Conversion Price being subject to a conversion price floor of $2.00 per share of common stock. If the VWAP is less than $2.00 and the holder converts all or part of the Note at $2.00 per share, then the holder shall be entitled to receive an additional Promissory Note with the same economic terms as the original Promissory Note in a principal amount equal to (A) $2.00 minus the VWAP multiplied by (B) the number of Conversion Shares issued upon the conversion.

Series A Preferred Stock Designation and Dividend

On January 17, 2023, the board of directors of the Company declared a dividend of one one-thousandth of a share of Series A Preferred Stock, par value $0.001 per share, for each outstanding share of the Company’s common stock, par value $0.001 per share to stockholders of record at 5:00 p.m. Eastern Time on January 27, 2023 (the “Record Date”).

On January 19, 2023, the Company filed a Certificate of Designation with the Delaware Secretary of State for its Series A Preferred Stock. The number of shares designated is three hundred thousand (300,000). All shares of Series A Preferred Stock issued have been since redeemed.

Nasdaq Deficiency Notice

On October 5, 2022, we received a letter from the Listing Qualifications Department of Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the 31 consecutive business day period between August 22, 2022, through October 4, 2022, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company has a compliance period of 180 calendar days, or until April 3, 2023 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

On April 11, 2023, the Company received a Staff Determination (the “Determination”) that the Company did not comply with the Listing Rule. Unless the Company requests an appeal of the Determination, the Company’s securities will be scheduled for delisting from The Nasdaq Capital Market at the opening of trading on April 20, 2023.

In the event that we fail to satisfy any of the listing requirements of Nasdaq or fail to regain compliance with Nasdaq’s minimum bid price requirement within the Compliance Period, our common stock may be delisted. If we are unable to list on Nasdaq, we would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. If our common stock is delisted from trading on Nasdaq, and we are not able to list our common stock on another exchange or to have it quoted on Nasdaq, our securities could be quoted on the OTC Bulletin Board or on the “pink sheets.”

We intend to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on Nasdaq. However, there can be no assurance that we will ultimately regain compliance with all applicable requirements for continued listing. If we do not regain compliance with the Nasdaq Listing Rules within the time periods permitted by Nasdaq, then our securities will be delisted from Nasdaq.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements as well as the reported expenses during the reporting periods. The accounting estimates that require our most significant, difficult and subjective judgments have an impact on revenue recognition, the determination of share-based compensation and financial instruments. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report.

Principles of Consolidation

The consolidated financial statements include the accounts of Eightco Holdings Inc. and its wholly-owned, majority owned subsidiaries and consolidated variable interest entities.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements.

The Company’s significant estimates used in these financial statements include, but are not limited to, accounts receivable reserves, the valuation allowance related to the Company’s deferred tax assets, the recoverability and useful lives of long-lived assets, debt conversion features, stock-based compensation, certain assumptions related to the valuation of the reserved shares and the assets acquired and liabilities assumed related to the Company’s acquisitions. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Long-Lived Assets

We record intangible assets based on their fair value on the date of acquisition. Intangible assets include the cost of developed technology, customer relationships, trademarks and identifiable media and influencer platforms. Intangible assets are amortized utilizing the straight-line method over their remaining economic useful lives. A significant percentage of the Company’s’ long term assets are intangibles assets and therefore, estimates regarding the fair value of these assets have a material impact on our financial statements.

Goodwill

Goodwill is recorded for the difference between the fair value of the purchase consideration over the fair value of the net identifiable tangible and intangible assets acquired. We perform an impairment assessment of goodwill on an annual basis, or whenever impairment indicators exist. In the absence of any impairment indicators, goodwill is assessed for impairment during the fourth quarter of each fiscal year. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business.

We may assess our goodwill for impairment initially using a qualitative approach to determine whether it is more likely than not that the fair value of these assets is greater than their carrying value. When performing a qualitative test, we assess various factors including industry and market conditions, macroeconomic conditions and performance of our businesses. If the results of the qualitative assessment indicate that it is more likely than not that our goodwill and other indefinite-lived intangible assets are impaired, a quantitative impairment analysis would be performed to determine if impairment is required. We may also elect to perform a quantitative analysis of goodwill initially rather than using a qualitative approach.

The impairment testing for goodwill is performed at the reporting unit level. The valuation methods used in the quantitative fair value assessment, discounted cash flow and market multiples method, requires our management to make certain assumptions and estimates regarding certain industry trends and future profitability of our reporting units. If the fair value of a reporting unit exceeds the related carrying value, the reporting unit’s goodwill is considered not to be impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded for the difference. The valuation of goodwill is affected by, among other things, our business plan for the future and estimated results of future operations. Future events could cause us to conclude that impairment indicators exist, and, therefore, that goodwill may be impaired. Goodwill is a significant percentage of the Company’s’ long term assets and therefore, estimates regarding the fair value of our goodwill have a material impact on our financial statements.

Warrant Accounting

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”.

The Company classifies a warrant to purchase shares of its common stock as a liability on its consolidated balance sheets as this warrant is a free-standing financial instrument that may require the Company to transfer consideration upon exercise Each warrant is initially recorded at fair value on date of grant using the Monte-Carlo simulation pricing model and net of issuance costs, and it is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrant are recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant. A significant percentage of the Company’s’ long term liabilities are warrant liability and therefore, estimates regarding the fair value of our goodwill have a material impact on our financial statements.

Key Components of our Results of Operations

Revenues

We generate the majority of our revenues from inventory financing through our wholly owned subsidiary, Forever 8 Fund, LLC. In addition, we will generate revenues from the sale of corrugated custom packaging to a wide array of customers, the sales of Bitcoin mining equipment offered through CW Machines, LLC and Web3 Products and services offered through BlockHiro, LLC.

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

Results of Operations

Year Ended December 31, 2022 versus the Year Ended December 31, 2021

The following table sets forth information comparing the components of net (loss) income for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Period over Period Change
	2022	2021	$	%

Revenues, net:
Inventory Management Solutions	$23,785,070	$-	$23,785,070	100.00%
Corrugated	8,035,709	7,874,285	161,424	2.05%
Total	31,820,779	7,874,285	23,946,494	304.11%
Cost of revenues:
Inventory Management Solutions	23,554,550	-	23,554,550	100.00%
Corrugated	6,072,319	5,682,117	390,202	6.87%
Total	29,626,869	5,682,117	23,944,752	421.41%
Gross profit:
Inventory Management Solutions	230,520	-	230,520	100.00%
Corrugated	1,963,390	2,192,168	(228,778)	-10.44%
Total	2,193,910	2,192,168	1,742	0.05%

Operating expenses:
Selling, general and administrative	16,401,414	2,623,460	13,777,954	525.18%
Impairment	1,300,000	-	1,300,000	100.00%
Operating loss	(15,507,504)	(431,292)	(15,076,212)	3,495.60%

Other (expense) income:
Rental income	-	71,543	(71,543)	-100.00%
Interest (expense)	(6,966,606)	(11,421)	(6,955,185)	60,898.21%
Loss on issuance of warrants	(25,318,519)	-	(25,318,519)	100.00%
Other income	173,572	481,090	(307,518)	-63.92%
Total other (expense) income, net	(32,111,553)	541,212	(32,652,765)	-6,033.27%
(Loss) income before income taxes	(47,619,057)	109,920	(47,728,977)	-43,421.56%
Income tax expense (benefit)	(172,997)	210,000	(382,997)	-182.38%
Net (loss)	$(47,446,060)	$(100,080)	$(47,345,980)	47,308.13%

Revenue

For the year ended December 31, 2022, revenues increased by $23,946,494 or 304.11%, as compared to the year ended December 31, 2021. The increase was primarily the result of increased sales due to shipment of goods to customers related to the sale of mining equipment of $9,590,100 and the revenue generated through the acquisition of the Forever 8 Fund of $12,407,362. The Company is currently not anticipating any near term BTC mining equipment sales.

Cost of Revenues

For the year ended December 31, 2022, cost of revenues increased by $23,944,752 or 421.41%, as compared to the year ended December 31, 2021. The increase was largely attributable to the increase in total revenues, increased costs of materials and production, as well as the costs associated with inventory financing through Forever 8.

Gross Profit

For the year ended December 31, 2022, gross profit increased by $1,022, or 0.05%, as compared to the year ended December 31, 2021. The decrease was largely attributable to higher cost of goods related to the sale of mining equipment which generates lower margins.

Operating Expenses

Selling, general and administrative expenses were $16,401,414 and $2,623,460 for the years ended December 31, 2022 and 2021, respectively, representing an increase of $13,777,684, or 525.17%. The increase was largely attributable to the increase in professional fees, payroll costs, insurance expense, rent expense and operating costs as a standalone public company as well as stock-based compensation of $1,463,250.

Rental Income

Rental income was $0 and $71,453 for the years ended December 31, 2022 and 2021, respectively, representing a decrease of $71,453. The decrease was related to no longer receiving rental income due to the sale of the building in Washington, New Jersey in August 2021.

Interest Expense

Interest expense was $6,966,606 for the year ended December 31, 2022, versus $11,421 for the year ended December 31, 2021. The increase in interest expense was largely attributable to the amortization of debt issuance costs related to borrowing under the convertible notes payable.

Total other (expense) income

Total other (expense) income was ($32,111,553) for the year ended December 31, 2022 versus $541,212 for the year ended December 31, 2021. The increase in total other income (expense) was largely attributable to the loss on issuance of warrants and amortized interest expense.

Income tax expense

Income tax expense (benefit) was ($172,997) for the year ended December 31, 2022, versus an income tax expense of $210,000 for the year ended December 31, 2021, respectively. The decrease in income tax expense for the year ended December 31, 2022 was a result of state taxes related to Ferguson Containers, Inc. for the year ended December 31, 2021.

Net (loss) income

Net loss was ($47,446,060) for the year ended December 31, 2022, versus net income of ($100,080) for the year ended December 31, 2021. The increase in net loss was a result of the increase in selling, general and administrative expenses and loss on issuance of warrants.

Liquidity and Capital Resources

Eightco Holdings Inc. has required funding from the Former Parent to fund its operations. In addition, other than those that relate to the Note Private Placement, which currently amount to approximately $7.9 million, the Company has no significant debt obligations.

The Company currently has approximately $5.6 million in cash. The Company believes it will have sufficient funds for the next 12 months to accomplish its strategic plan.

Cash Flows for the Years Ended December 31, 2022 and 2021

Since inception, Eightco Holdings Inc. and its subsidiaries have primarily used its available cash to fund its operations. The following table sets forth a summary of cash flows for the periods presented:

	For the Years Ended December 31,
	2022	2021
Cash (used in) provided by:
Operating Activities	$(16,719,389)	$(197,159)
Investing Activities	468,419	(3,705,756)
Financing Activities	20,920,207	4,637,350
Net increase in cash and restricted cash	$4,669,237	$734,435

Operating Activities

Net cash (used in) operating activities was ($16,179,389) during the year ended December 31, 2022, which consisted primarily of a net loss of $47,446,060 offset by non-cash depreciation expense of $848,933, amortization of debt issuance costs of $6,217,053, impairment charges of $1,300,000, share based compensation of $1,463,250, loss on issuance of warrants of $25,318,519, bad debt expense of $608,356 and changes in assets and liabilities of ($5,070,690). Net cash (used in) operating activities was ($197,159) during the year ended December 31, 2021, which consisted primarily of a net loss of $100,080, prepaid expenses and other current assets of ($7,074,484) offset by non-cash depreciation expense of $140,765, and customer deposits of $6,999,980.

Investing Activities

Net cash provided by investing activities was $468,419 during the year ended December 31, 2022 compared to $3,705,756 for the year ended December 31, 2021. The decrease is largely attributable to less capital expenditures required for the corrugated business during the year ended December 31, 2022. The capital expenditures of $1,775,748 are not included above due to them being non-cash.

Financing Activities

Net cash provided by (used in) financing activities was $20,920,207 during the year ended December 31, 2022 compared to $4,637,350 for the year ended December 31, 2021. This increase was largely attributable to proceeds from the issuance of convertible notes payable of $7,000,000 and proceeds from the issuance of common stock of 11,529,152.

Eightco Holdings Inc. has required funding from the Former Parent to launch operations. Ferguson Containers has historically had positive cash flows from operations. Since inception, Ferguson Containers Inc.’s operations have been funded principally through its operations.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any relationships with any organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors of

Eightco Holdings Inc. (formerly Cryptyde, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eightco Holdings Inc. (formerly Cryptyde, Inc.) (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, changes in stockholder’s equity and cash flows for each of the two years in the period ended December 31, 2022 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Morison Cogen LLP

We have served as the Company’s auditor since 2022.

Blue Bell, Pennsylvania

April 17, 2023

EIGHTCO HOLDINGS INC.

(f/k/a CRYPTYDE, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$5,580,431	$911,194
Restricted cash	1,000,000	-
Accounts receivable, net	1,263,552	867,027
Inventories	4,502,003	110,664
Prepaid expenses and other current assets	1,736,145	7,081,693
Total current assets	14,082,131	8,970,578
Property and equipment, net	1,321,042	1,007,770
Right of use assets – operating leases	68,600	-
Intangible assets, net	18,579,986	-
Goodwill	22,324,588	-
Loan held-for-investment	2,224,252	4,000,000
Total assets	$58,600,599	$13,978,348

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Note payable, current portion	$-	$15,530
Accounts payable	2,174,034	171,174
Accrued expenses and other current liabilities	2,624,518	7,007,531
Current portion of operating lease liabilities	43,950	-
Line of credit	1,850,000	-
Income tax payable	-	319,997
Due to Former Parent	7,226,700	-
Total current liabilities	13,919,202	7,514,232

Convertible notes payable, net of debt discount of $1,831,828	7,911,505	-
Convertible notes payable – related parties, net of debt discount of $2,750,000	24,750,000	-
Operating lease liabilities, net of current portion	26,564	-
Note payable, less current portion	-	12,114
Deferred tax liabilities	82,104	82,104
Contingent consideration	6,100,000	-
Due to Former Parent	-	4,198,546
Total liabilities	$52,789,375	$11,806,996

Stockholder’s equity:
Common stock, $0.001 par value, 500,000,000 and 10,000 shares authorized and 633,602 and 200 shares outstanding at December 31, 2022 and December 31, 2021, respectively	$633	$0
Additional paid-in capital	50,617,631	0
Retained earnings (accumulated deficit)	(44,958,199)	2,300,212
Foreign currency translation	467,668	-
Total stockholder’s equity attributable to Eightco Holdings Inc.	6,127,733	2,300,212
Non-controlling interest	(316,509)	(128,860)
Total stockholder’s equity	5,811,224	2,171,352
Total liabilities and stockholders’ equity	$58,600,599	$13,978,348

The accompanying notes are an integral part of these consolidated financial statements.

EIGHTCO HOLDINGS INC.

(f/k/a CRYPTYDE, INC.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years ended December 31, 2022 and 2021

	2022	2021
Revenues, net	31,820,779	$7,874,285
Cost of revenues	29,626,869	5,682,117
Gross profit	2,193,910	2,192,168

Operating expenses:
Selling, general and administrative expenses	16,401,414	2,623,460
Impairment	1,300,000	-

Operating loss	(15,507,504)	(431,292)

Non-operating income (expense):
Rental income	-	71,543
Interest income (expense)	(6,966,606)	(11,421)
Loss on issuance of warrants	(25,318,519)	-
Other income	173,572	481,090

Total non-operating income (expense)	(32,111,553)	541,212

Net loss before income tax expense (benefit)	(47,619,057)	109,920

Income tax expense (benefit)	(172,997)	210,000

Net loss	(47,446,060)	(100,080)
Net loss attributable to non-controlling interest	(187,649)	(128,860)
Net income (loss) attributable to Eightco Holdings Inc.	(47,258,411)	$28,780
Net loss per share:
Net loss per share – basic and diluted	(150.95)	$143.90

Weight average number of common shares outstanding – basic and diluted	313,072	200

The accompanying notes are an integral part of these consolidated financial statements.

EIGHTCO HOLDINGS INC.

(f/k/a CRYPTYDE, INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

For the Years ended December 31, 2022 and 2021

	Common Stock		Additional Paid in	Non controlling	Retained Earnings (Accumulated)	Accumulated Other
	Shares	Amount	Capital	Interest	Deficit	Income	Total

Balances, January 1, 2022	200	$-	$-	$(128,860)	$2,300,212	$-	$2,171,352
Issuance of common stock to investors	30,000	30	11,999,970	-	-	-	12,000,000
Exercise of warrants	189,047	189	8,963	-	-	-	9,152
Issuance of common stock to shareholders upon distribution from Vinco Ventures, Inc.	376,105	376	(376)	-	-	-	-
Issuance of common stock to vendors	8,500	8	(8)	-	-	-	-
Issuance of common stock to note holders	30,000	30	1,589,970	-	-	-	1,590,000
Issuance of warrants to noteholders and placement agent	-	-	29,224,067	-	-	-	29,224,067
Offering costs	-	-	(960,000)	-	-		(960,000)
Repurchase of common stock from shareholders upon distribution	(487)	-	(49,455)	-	-	-	(49,455)
Share-based compensation	-	-	1,504,500	-	-	-	1,504,500
Shares reserved for future issuance of common stock to Sellers of Forever 8	-	-	7,300,000	-	-	-	7,300,000
Foreign currency translation	-	-	-	-	-	467,668	467,668
Net loss	-	-	-	(187,649)	(47,258,411)	-	(47,446,060)
Balances, December 31, 2022	633,365	$633	$50,617,631	$(316,509)	$(44,958,199)	$467,668	$5,811,224

Balances, January 1, 2021	200	$-	$-	$-	$2,271,432	$-	$2,271,432
Net loss	-	-	-	(128,860)	28,780	-	(100,080)
Balances, December 31, 2021	200	$-	$-	$(128,860)	$2,300,212	$-	$2,171,352

The accompanying notes are an integral part of these consolidated financial statements.

EIGHTCO HOLDINGS INC.

(f/k/a CRYPTYDE, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31, 2022 and 2021

	2022	2021
Cash flows from operating activities:
Net (loss) income	$(47,446,060)	$(100,080)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	848,933	140,765
Amortization of debt issuance costs	6,217,053	-
Impairments of long-lived assets	1,300,000	-
Loss on issuance of warrants	25,318,519	-
Share-based compensation	1,504,500	-
Provision for bad debts	608,356	-
Gain on sale	-	(475,418)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(443,312)	(30,874)
Inventories	3,541,152	3,534
Prepaid expenses and other current assets	5,462,405	(7,074,484)
Accounts payable	(25,775)	132,667
Accrued expenses and other current liabilities	(13,605,160)	206,751
Customer deposits	-	6,999,980

Net cash provided by (used in) operating activities	(16,719,389)	(197,159)

Cash flows from investing activities:
Purchases of property and equipment	(105,703)	(514,151)
Purchase of license agreement	(158,594)	-
Cash from acquisition of Forever 8 Fund, LLC	732,716	-
Proceeds from sale of land and building	-	808,395
Loan held for investment	-	(4,000,000)

Net cash provided by investing activities	468,419	(3,705,756)

Cash flows from financing activities:
Net proceeds from issuance of common stock	11,529,152	-
Net borrowings under convertible notes	7,000,000	-
Repurchase of common stock from shareholders upon distribution	(49,455)	-
Due to (from) Former Parent	3,028,154	5,020,174
Fees paid to placement agent	(560,000)	-
Repayments under lines of credit	-	(367,976)
Repayments under notes payable	(27,644)	(14,848)

Net cash provided by (used in) financing activities	20,920,207	4,637,350

Net increase in cash and cash equivalents and restricted cash	4,669,237	734,435
Cash and cash equivalents and restricted cash, beginning of the year	911,194	176,759
Cash and cash equivalents and restricted cash, end of the year	$5,580,431	$911,194

Supplemental disclosure of cash flow information:
Cash paid for interest	$203	$47,688
Cash paid for income taxes	$-	$-
Right of use assets	$98,736	$-
Operating lease liabilities	$98,736	$-
Issuance of warrants to noteholders and placement agent	$3,905,458	$-
Original issue discount	$3,333,333	$-
Accrued placement agent fees for equity placement	$480,000	$-
Purchase of property, plant and equipment through settlement of portion of loan held-for-investment	$1,775,748	$-
Fair value of preferred units of Forever 8 Fund, LLC issued in the acquisition reflected as additional paid in capital	$7,300,000	$-
Convertible shares under notes payable – related party	$24,500,000	$-
Accrual for contingent consideration for acquisition of Forever 8 Fund, LLC	$6,100,000	$-
Issuance of common stock upon the distribution from Vinco Ventures, Inc.	$18,805	$-

The accompanying notes are an integral part of these consolidated financial statements.

EIGHTCO HOLDINGS INC.

(f/k/a CRYPTYDE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2022 and 2021

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As used herein, “Eightco” and the “Company” refer to Eightco Holdings Inc. and subsidiaries and/or where applicable, its management, a Delaware corporation originally incorporated on September 21, 2021 (date of inception) under the laws of the State of Nevada. On March 9, 2022, the company converted to a Delaware corporation pursuant to a plan of conversion entered into with its former parent, Vinco Ventures, Inc. The company operates in three main businesses: Forever 8 Inventory Cash Flow Solution, Web3 Business, and Packaging Business. Forever 8 Fund LLC, which focuses on purchasing inventory for e-commerce retailers, was acquired by the company on October 1, 2022, and is part of its Inventory Solution Business. The company previously sold BTC mining equipment and developed an NFT character set under its Web3 Business but has no intention of continuing this business at this time. The Packaging Business manufactures and sells custom packaging for a wide variety of products and helps customers generate brand awareness and promote brand image through packaging. Prior to the Separation (as defined below), the Company was 100% owned by Vinco Ventures, Inc. (“Vinco” or “Former Parent”).

As of December 31, 2022, Eightco had three wholly-owned subsidiaries: Forever 8 Fund, LLC, Ferguson Containers, Inc. and BlockHiro, LLC. Ferguson Containers, Inc. owns 100% of 8co Holdings Shared Services, LLC. Eightco owns 51% of CW Machines, LLC which is consolidated under the voting interest entity model. Under the voting interest entity model, control is presumed by the holder of a majority voting interest unless noncontrolling shareholders have substantive participating rights. Forever 8 Fund, LLC owns 100% of Forever 8 UK, Ltd and Forever 8 Fund EU Holdings BV.

During 2021, the Former Parent announced it plans to spin-off (the “Separation”) certain of its businesses. The Former Parent has included Ferguson Containers as well as other subsidiaries of the Former Parent (the “Eightco Businesses”) as part of the spin-off. In anticipation of the Separation, the Former Parent contributed its assets and legal entities comprising the Eightco Businesses to facilitate the Separation. As a result of the Separation, the Company has become an independent, publicly traded company comprised of the Eightco Businesses on September 30, 2022.

On March 29, 2022, Ferguson Containers, Inc. ownership was assigned by the Former Parent to the Company. This transaction between entities under common control resulted in a change in reporting entity and required retrospective combination of the entities for all periods presented, as if the combination had been in effect since the inception of common control. Accordingly, the consolidated financial statements of the Company reflect the accounting of the combined acquired subsidiaries at historical carrying values, except that equity reflects the equity of Eightco Holdings Inc.

Liquidity Uncertainties.

As of December 31, 2022, the Company had approximately $5.6 million in cash and cash equivalents as compared to $0.9 million at December 31, 2021. The Company expects that its current cash and cash equivalents, approximately $3.1 million as of the date of this annual report, will be sufficient to support its projected operating requirements for at least the next 12 months from this date.

The Company expects to need additional capital in order to increase revenues above current levels. Any additional equity financing, if available, may not be on favorable terms and would likely be significantly dilutive to the Company’s current stockholders, and debt financing, if available, may involve restrictive covenants. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will likely have a materially adverse effect on our business, financial condition and results of operations.

Basis of Presentation.

The accompanying audited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act, enacted on April 5, 2021 and has elected to comply with certain reduced public company reporting requirements.

EIGHTCO HOLDINGS INC.

(f/k/a CRYPTYDE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2022 and 2021

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reverse Stock Split: On April 3, 2023, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of State of Delaware (1) to effect a 1-for-50 reverse stock split of the shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), either issued and outstanding or held by the Company as treasury stock (the “Reverse Stock Split”) and (2) to change the name of the Company from “Cryptyde, Inc.” to “Eightco Holdings Inc.” (the “Name Change”). Both the Reverse Stock Split and the Name Change were effective as of 4:05 p.m., New York time, on April 3, 2023. The Common Stock began trading on a reverse stock split-adjusted basis on the Nasdaq Capital Market on April 4, 2023. The trading symbol for the Common Stock following the Reverse Stock Split and the Name Change is “OCTO.” The new CUSIP number for the Common Stock following the Reverse Stock Split and the Name Change is 22890A203. All share, equity award, and per share amounts contained in the Consolidated Financial Statements have been adjusted to reflect the Reverse Stock Split for all prior periods presented.

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company’s significant estimates used in these consolidated financial statements include, but are not limited to, revenue recognition and the determination of the economic useful life of depreciable property and equipment. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Business Combinations. For business combinations that meet the accounting definition of a business, the Company determines and allocates the purchase price of an acquired company to the tangible and intangible assets acquired, the liabilities assumed, and noncontrolling interest, if applicable, as of the date of acquisition at fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. In the discounted cash flow method, estimated future cash flows are based on management’s expectations for the future. Revenues and costs of the acquired companies are included in the Company’s operating results from the date of acquisition. The Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, and these estimates and assumptions are inherently uncertain and subject to refinement during the measurement period not to exceed one year from the acquisition date. As a result, any adjustment identified subsequent to the measurement period is included in operating results in the period in which the amount is determined (See Note 3 – Acquisitions).

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

Accounts Receivable. Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. Management estimates the allowance for bad debts based on existing economic conditions, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted. The allowance for doubtful account was $46,705 and $0 as of December 31, 2022 and 2021, respectively. There were two customers who represented 22% and 13% of total accounts receivable as of December 31, 2022.

Inventories. Inventory is recorded at the lower of cost or net realizable value on a first-in, first-out basis. The Company reduces the carrying value of inventories for those items that are potentially excess, obsolete, or slow moving based on changes in customer demand, technology developments, or other economic factors.

Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation and amortization, which is recorded commencing at the in-service date using the straight-line method over the estimated useful lives of the assets, as follows: 3 to 5 years for office equipment, 5 to 7 years for furniture and fixtures, 6 to 10 years for machinery and equipment, 10 to 15 years for building improvements, 5 years for software, 5 years for molds, 5 to 7 years for vehicles and 40 years for buildings. When fixed assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statements of comprehensive loss for the respective period. Minor additions and repairs are expensed in the period incurred. Major additions and repairs which extend the useful life of existing assets are capitalized and depreciated using the straight-line method over their remaining estimated useful lives.

Intangible Assets and Long-lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of its long-lived assets using undiscounted cash flows. If an asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. During the years ended December 31, 2022 and 2021, the Company recorded impairment charges to long lived assets in the amounts of $1,300,000 and $0, respectively. We record intangible assets based on their fair value on the date of acquisition. Intangible assets include the cost of developed technology, customer relationships, trademarks and tradenames. Intangible assets are amortized utilizing the straight-line method over their remaining economic useful lives, as follows: 10 years for developed technology, 7 years for customer relationships and 7 years for trademarks and tradenames. The Company reviews long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to an asset, an impairment loss equal to the remaining carrying value of the asset is recorded. The Company did not record any impairment charges related to intangibles assets during the years ended December 31, 2022 and 2021, respectively.

Goodwill. Goodwill is recorded for the difference between the fair value of the purchase consideration over the fair value of the net identifiable tangible and intangible assets acquired. We perform an impairment assessment of goodwill on an annual basis as of December 31st, or whenever impairment indicators exist. In the absence of any impairment indicators, goodwill is assessed for impairment during the fourth quarter of each fiscal year. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business. We may assess our goodwill for impairment initially using a qualitative approach to determine whether it is more likely than not that the fair value of these assets is greater than their carrying value. When performing a qualitative test, we assess various factors including industry and market conditions, macroeconomic conditions and performance of our businesses. If the results of the qualitative assessment indicate that it is more likely than not that our goodwill and other indefinite-lived intangible assets are impaired, a quantitative impairment analysis would be performed to determine if impairment is required. We may also elect to perform a quantitative analysis of goodwill initially rather than using a qualitative approach. The impairment testing for goodwill is performed at the reporting unit level. The valuation methods used in the quantitative fair value assessment, discounted cash flow and market multiples method, requires our management to make certain assumptions and estimates regarding certain industry trends and future profitability of our reporting units. If the fair value of a reporting unit exceeds the related carrying value, the reporting unit’s goodwill is considered not to be impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded for the difference. The valuation of goodwill is affected by, among other things, the Company’s business plan for the future and estimated results of future operations. Future events could cause the Company to conclude that impairment indicators exist, and, therefore, that goodwill may be impaired.

EIGHTCO HOLDINGS INC.

(f/k/a CRYPTYDE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2022 and 2021

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue Recognition. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for fulfilling those performance obligations. Revenue for product sales is recognized upon receipt by the customer. There are no contract assets or contract liabilities and therefore no unsatisfied performance obligations. Two customers represented 39% and 30% of total revenues for the year ended December 31, 2022.

Disaggregation of Revenue. The Company’s primary revenue streams include the sale of consumer goods through our inventory management solutions business, the sale of corrugated packaging materials and the sale of mining equipment. There are no other material operations that were separately disaggregated for segment purposes. The Company previously had income from rental operations which is included as part of other income in the statements of comprehensive loss for the year ended December 31, 2021.

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

Earnings Per Share. The Company follows ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share. Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of December 31, 2022 and 2021, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31, 2022	December 31, 2021

Warrants for Former Parent warrant holders	15,356	-
Convertible shares under notes payable	194,867	-
Warrants for noteholders and placement agent	720,000	-
Warrants for equity investors and placement agent	259,200	-
Shares to be issued to employees and directors	23,250	-
Shares reserved for issuance for preferred units of Forever 8 Fund, LLC	210,000	-
Convertible notes payable issued in acquisition of Forever 8 Fund, LLC	275,000	-
Shares reserved for contingent consideration for acquisition of Forever 8 Fund, LLC	140,000	-
Total common stock equivalents	1,837,673	-

EIGHTCO HOLDINGS INC.

(f/k/a CRYPTYDE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2022 and 2021

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Financing Costs. Deferred financing costs include debt discounts and debt issuance costs related to a recognized debt liability and are presented in the balance sheet as a direct deduction from the carrying value of the debt liability. Amortization of deferred financing costs are included as a component of interest expense. Deferred financing costs are amortized using the straight-line method over the term of the recognized debt liability which approximates the effective interest method.

Income Taxes. The Company accounts for income taxes under the provisions of the FASB ASC Topic 740 “Income Taxes” (“ASC Topic 740”). The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of December 31, 2022 and 2021. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of comprehensive income. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, accounts payable and other current liabilities approximate fair values due to the short-term nature of these instruments. The Company’s long-term debt consists of $32,770,173. The estimated fair value of this debt approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market interest rates.

Concentration of Credit Risks. Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. Cash and cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. The Company has not experienced any significant losses on its deposits of cash and cash equivalents. In regard to trade receivables, the Company performs ongoing evaluations of its customers’ financial condition as well as general economic conditions and, generally, requires no collateral from its customers. On December 31, 2022, amount due from one customer totaled approximately 21% of accounts receivable.

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

Recent Accounting Pronouncements. As of December 31, 2022, there were no recently adopted accounting pronouncements that had a material effect on the Company’s consolidated financial statements.

Segment Reporting. The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the Chairman and Chief Executive Officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company’s primary revenue streams include inventory management solutions and the sale of corrugated packaging materials. Therefore, the Company only identifies two reportable operating segments.

EIGHTCO HOLDINGS INC.

(f/k/a CRYPTYDE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2022 and 2021

3. ACQUISITIONS

Effective October 1, 2022, the Company acquired 100% of the issued and outstanding membership interests of Forever 8.

Pursuant to the Purchase Agreement, the Sellers received consideration consisting of (i) an aggregate of 215,000 non-voting preferred membership units of Forever 8 (the “Initial Base Preferred Units”), subject to adjustments discussed below, (ii) convertible promissory notes in an aggregate principal amount of $27.5 million (the “Promissory Notes”), and (iii) the right to receive potential earnout amounts as discussed below. The following table summarizes the aggregate preliminary purchase price consideration paid to acquire Forever 8 Fund, LLC:

October 1,
2022
215,000 non-voting preferred membership units of Forever 8	$7,300,000
Convertible promissory notes in an aggregate principal amount of $27.5 million	24,500,000
Contingent consideration	6,100,000
Total purchase price	$37,900,000

The Company believes that this combination will further strengthen its future growth opportunities. The Company accounted for this acquisition as a business combination under the acquisition method of accounting. The following table summarizes the preliminary purchase price allocation of fair values of the assets acquired and liabilities assumed at the date of acquisition:

October 1,
2022
Cash and cash equivalents	$732,716
Accounts receivable, net	561,569
Inventories	7,464,823
Prepaid expenses and other assets	116,857
Property and equipment	2,146
Intangible assets	19,000,000
Goodwill	22,324,588
Total assets acquired	50,202,699

Accounts payable and accrued expenses	10,452,699
Debt	1,850,000
Earnout	-
Total liabilities assumed	12,302,699

Total	$37,900,000

The Company anticipates the goodwill will be tax deductible.

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021

Trade accounts receivable	$1,871,908	$867,027
Less: allowance for doubtful accounts	(608,356)	-
Total accounts receivable	$1,263,552	$867,027

5. INVENTORIES

Inventories consist of the following at December 31, 2022 and December 31, 2021:

	December 31, 2022	2021

Raw materials	$27,922	$13,366
Finished goods	5,174,081	97,298
Total inventories	$5,202,003	$110,664

6. OTHER CURRENT ASSETS

Other current assets consist of the following at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021

Advances for inventory purchases	$330,967	$6,999,955
Prepaid insurance	735,934	-
Deposits	90,578	-
Prepaid software deposit	242,200	-
Other	36,466	81,738
Total other current assets	$1,436,145	$7,081,693

As of December 31, 2022 and 2021, the Company had deposits with a vendor, Wattum Management, Inc., of $0 and $6,999,955, respectively, related to a contract for the delivery of mining equipment. Wattum Management, Inc. is a partner in CW Machines, LLC.

7. LOAN HELD-FOR-INVESTMENT, RELATED PARTY

Loan held-for-investment, related party, represents a senior secured promissory note (“Note”) from Wattum Management Inc., a non-controlling member of CW Machines, LLC, a related party. The note bears interest of 5% per annum and matures on October 12, 2026 with the entire outstanding principal and accrued interest due at maturity date. The Note is secured by assets of Wattum Management, Inc. At December 31, 2022 and 2021, the principal amount of the loan held for investment was $2,224,252 and $4,000,000, respectively.

EIGHTCO HOLDINGS INC.

(f/k/a CRYPTYDE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2022 and 2021

8. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021

Land	$-	$-
Building and building improvements	781,985	781,985
Equipment and machinery	5,146,029	4,621,878
Furniture and fixtures	280,811	260,426
Vehicles	572,927	533,867
	6,781,752	6,198,156
Less: accumulated depreciation	(5,460,710)	(5,190,386)
Total property and equipment, net	$1,321,042	$1,007,770

Depreciation and amortization expense was $270,325 and $98,435 for the years ended December 31, 2022 and 2021, respectively. The Company recorded an impairment charge of $1,300,000 and $0 for the years ended December 31, 2022 and 2021, respectively.

9. INTANGIBLE ASSETS, NET

Intangible assets consist of the following at December 31, 2022 and December 31, 2021:

	Useful Lives	December 31, 2022	December 31, 2021

Customer relationships	7 years	$7,100,000	$-
Developed technology	10 years	9,858,594	-
Trademarks and tradenames	7 years	2,200,000	-
		19,158,594	-
Less: accumulated amortization		(578,608)	-
Total intangible assets, net		$18,579,986	$-

Amortization expense was $578,608 and $0 for the years ended December 31, 2022 and 2021, respectively.

Amortization expense for the next five years is as follows:

For the years ending December 31,
2023	$2,314,431
2024	2,314,431
2025	2,314,431
2026	2,314,431
2027	2,314,431
Thereafter	7,007,831
$18,579,986

10. GOODWILL

The changes in the carrying amount of goodwill for the period from January 1, 2022 through December 31, 2022 consisted of the following:

Balance, January 1, 2022	$-
Acquisition of Forever 8 Fund, LLC	22,324,588
Balance, December 31, 2022	$22,324,588

EIGHTCO HOLDINGS INC.

(f/k/a CRYPTYDE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2022 and 2021

11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021

Customer deposits	$83,504	$6,999,980
Payroll and related benefits	386,781	-
Professional fees	280,000	-
Accrued settlement liability for equity holders of Forever 8	469,775	-
Accrued interest	825,872	-
Accrued rent	525,000	-
Other	53,586	7,551
Total accrued expenses and other current liabilities	$2,624,518	$7,007,531

12. DUE TO AND FROM FORMER PARENT

As of December 31, 2022 and 2021, due to Former Parent consists of net amounts due to Vinco related to management fees and borrowings for working capital and financing needs of Eightco Holdings Inc. as well as other operating expenses that were paid for on behalf of one to the other. As of December 31, 2022 and 2021, the net amount due to Former Parent was $7,226,700 and $4,198,546, respectively.

EIGHTCO HOLDINGS INC.

(f/k/a CRYPTYDE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2022 and 2021

13. LINES OF CREDIT

Principal due under the lines of credit was as follows at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021

Lines of credit, 15%	$1,850,000	$-

Interest expense under lines of credit was $69,375 and $0 for the years ended December 31, 2022 and 2021, respectively.

14. NOTE PAYABLE

Principal due under the note payable was as follows at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021

Note payable	-	27,644
Less: note payable, current portion	-	(15,530)
Note payable, net of current portion	$-	$12,114

On January 29, 2022, the Company fully paid off the remaining balance of the Note payable.

15. CONVERTIBLE NOTE PAYABLE

Principal due under the convertible note payable was as follows at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021

Note payable, 0%	9,743,333	-
Less: debt discount	(1,831,828)	-
Note payable, net	$7,911,505	$-

Interest expense under convertible notes payable was $5,697,149 and $0, of which $5,697,149 and $0 was related to amortization of the debt discount, for the years ended December 31, 2022 and 2021, respectively.

On January 26, 2022, the Company, entered into a Securities Purchase Agreement (the “Note Securities Purchase Agreement”) with an accredited investor (the “Note Investor”) for the issuance and sale of a Senior Convertible Note with an initial principal amount of $33,333,333 (the “Note”) at a conversion price of $10.00 per share of Eightco’s common stock, par value $0.001 (the “Common Stock”) with a purchase amount of $30,000,000 and an original issue discount of $3,333,333, a warrant (the “Warrant”) to purchase up to 66,667 shares of Common Stock with an initial exercise price of $10.00 per share of Common Stock (the “Note Private Placement”). In addition, the Company issued a warrant to the placement agent to purchase up to 1,067 shares of Common Stock with an initial exercise price of $10.00 per share of Common Stock. The warrants vest immediately, expiring on May 16, 2027 and had an estimated fair value of $3,905,548. The Company recorded a debt discount of $7,798,881 which consists of the original issue discount of $3,333,333, the fair value of the warrants of $3,905,548 and placement agent fees of $560,000. The discount will be amortized over the term of the convertible note payable. The entire outstanding principal balance and any outstanding fees or interest shall be due and payable in full on the third anniversary of the date the note is issued, May 5, 2022 (“Maturity Date”). The Note does not bear interest, provided, however, that the Note will bear interest at 18% per annum upon the occurrence of an event of default. Eightco and the Note Investor closed the transaction contemplated by the Note Securities Purchase Agreement on May 5, 2022. In connection with the Note Private Placement, the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Note Investor, and, upon the closing, entered into a Security Agreement, a Pledge Agreement and various ancillary certificates, disclosure schedules and exhibits in support thereof prior to the closing of the Purchase Agreement.

On July 28, 2022, the Company entered into an Amendment Agreement (the “July 2022 Amendment Agreement”) with the Note Investor to amend the Note Securities Purchase Agreement, the Note, and that certain Registration Rights Agreement.

Pursuant to the July 2022 Amendment Agreement, the Company released an aggregate of $29,000,000 (the “Released Funds”) from the restricted funds account maintained in accordance with the Note Securities Purchase Agreement (the “Restricted Funds Account”) and, going forward, must deposit 50% of any Warrant Exercise Cash (as defined in the July 2022 Amendment Agreement) into the Restricted Funds Account. As required by the July 2022 Amendment Agreement, the Company used $22,000,000 of the Released Funds to repurchase from the Investor $22,000,000 of the principal of the Note. Pursuant to the July 2022 Amendment Agreement, the conversion price of the balance of the Note that remains was voluntarily adjusted to $1.06 (the “Adjustment”). The July 2022 Amendment Agreement also amended the Registration Rights Agreement. to require the Company to register (i) the number of shares of common stock equal to 200% of the shares issuable upon conversion of the Note and (ii) the number of shares of common stock equal to 200% of the shares issuable upon exercise of the warrant issued under the Note Securities Purchase Agreement, assuming all cash has been released from the Restricted Funds Account and the number of shares of common stock issuable upon exercise of the Warrant issued under the Note Securities Purchase Agreement has been adjusted in accordance with Section 3(c) of the warrant. The July 2022 Amendment Agreement requires the Company to register additional shares of its common stock underlying the Note. Accordingly, the Company filed a registration statement on Form S-1 dated August 12, 2022 (the “August S-1”) with the Securities and Exchange Commission. The August S-1 includes 301,007 shares of the Company’s common stock issuable upon the conversion of the Note as a result of the Adjustment.

EIGHTCO HOLDINGS INC.

(f/k/a CRYPTYDE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2022 and 2021

15. CONVERTIBLE NOTE PAYABLE (continued)

As a result of the Adjustment, the exercise price of (i) warrants to purchase up to 15,467 shares of the Company’s common stock held by Palladium Capital Group, LLC, (ii) warrants to purchase up to 66,667 shares of the Company’s common stock held by the Investor, and (iii) warrants to purchase up to 30,000 shares of the Company’s common stock held by BHP Capital NY, Inc. was adjusted to $1.06 per share of the Company’s common stock.

The July 2022 Amendment Agreement amends the Note to permit the Company to enter into technology license agreements which obligate the Company to make cash payments of up to $10,000,000 (the “Cash Payment”) and Common Stock issuances of up to 5,000 restricted shares, provided (i) the Cash Payments are not due until at least two years after the signing of such license agreements, and (ii) the Company must enter into an intercreditor agreement in connection with each license agreement. The July 2022 Amendment Agreement also amends the Note to increase the permitted amount of a lien on indebtedness of the Company from $500,000 to $10,000,000.

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

As a result of the adjustment of the Note and Warrant conversion and exercise price, respectively, in the Waiver, the exercise price of (i) warrants to purchase up to 15,467 shares of the Company’s common stock held by Palladium Capital Group, LLC, (ii) warrants to purchase up to 66,667 shares of the Company’s common stock held by the Investor, and (iii) warrants to purchase up to 30,000 shares of the Company’s common stock held by BHP Capital NY, Inc. was adjusted to $1.00 per share of the Company’s common stock. Please see 21. SUBSEQUENT EVENTS for further information.

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

16. CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

The convertible notes payable, related party were issued as part of consideration for the acquisition of Forever 8. The discount was calculated based on the fair value of the instrument as of October 1, 2022. Please see 3. Acquisitions for further information. Principal due under the convertible note payable – related parties was as follows at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

Notes payable, 10%	27,500,000	-
Less: debt discount	(2,750,000)	-
Notes payable, net	$24,750,000	$-

Interest expense under convertible notes payable – related parties was $937,500 and $0, of which $250,000 and $0 was related to amortization of the debt discount, for the years ended December 31, 2022 and 2021, respectively.

17. INCOME TAXES

Eightco Holdings Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income.

Forever 8 Fund, LLC, BlockHiro, LLC and Cryptyde Shares Services, LLC are limited liability companies which are disregarded entities for income tax purposes and are owned 100% by Eightco Holdings Inc. and Ferguson Containers, Inc., respectively. The Company pays corporate federal, state and local taxes on income allocated to it from BlockHiro, LLC and 8co Holdings Shared Services, LLC.

CW Machines, LLC is a limited liability company for income tax purposes and is owned 51% by Eightco Holdings Inc. The Company pays corporate federal, state and local taxes on income allocated to it from CW Machines, LLC.

Ferguson Containers is taxed as a corporation and pays corporate federal, state and local taxes on income.

Forever 8 UK Ltd. is taxed as a corporation and pays foreign taxes on income.

F8 Fund EU Holdings BV is taxed as a corporation and pays foreign taxes on income.

Components of income before income taxes were as follows:

	2022	2021

United States	$(46,850,995)	$109,920
Foreign	(768,062)	-
Income before income tax expense	$(47,619,057)	$109,920

The tax effects of temporary differences that give rise to deferred tax assets or liabilities are presented below:

	2022	2021

Deferred tax assets:
Stock-based compensation	$154,298	$-
Goodwill and intangibles	54,453	-
Leases	14,808	-
Net operating loss carryforwards	4,419,519	108,018
Less: valuation allowance	(4,628,672)	(108,018)
Net deferred tax assets	$14,406	$-

Deferred tax liabilities:
Right of use assets	$(14,406)	-
Property and equipment	$(82,104)	(82,104)
Net deferred tax liabilities	$(96,510)	$(82,104)
Net deferred taxes	$(82,104)	$(82,104)

The income tax provision consists of the following:

	2022	2021

Current:
Federal	$(172,997)	$142,845
State	-	67,155
Foreign	-	-
Total current	(172,997)	210,000
Deferred:
Federal	(4,150,207)	(108,018)
State	-	-
Foreign	145,932	-
Less: valuation allowance	4,004,275	108,018
Total deferred	-	-
Total income tax provision	$(172,997)	$210,000

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2022	2021

Tax at federal statutory rate	21.0%	21.0%
Income from pass-through entities taxable to noncontrolling interests	-0.1%	0.0%
Warrant valuation	-11.2%	0.0%
Nondeductible expenses	-0.7%	0.0%
State and local income taxes	0.0%	7.1%
Foreign income not subject to U.S. federal taxes	-0.3%	0.0%
U.S. income taxes subject to valuation allowance	-8.7%	163.0%
Other	0.4%	0.0%
Total income tax provision	0.4%	191.1%

Income tax (benefit) expense for the years ended December 31, 2022 and 2021 was ($172,997) and $210,000, respectively. The decrease in income tax expense is due to the reversal of income taxes payable due to net operating losses incurred in 2022. The Company has recorded a full valuation allowance on net operating losses.

There are no unrecognized tax benefits and no accruals for uncertain tax positions.

As of December 31, 2022, the Company had a net operating loss carryforward for federal income tax purposes of approximately $4,150,207 and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The Company’s net operating loss carryforward begins to expire in 2041.

EIGHTCO HOLDINGS, INC.

(f/k/a CRYPTYDE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2022 and 2021

18. STOCKHOLDERS’ EQUITY

Common Stock. Prior to the Separation, Vinco Ventures, Inc. owned 100% of the issued and outstanding common stock of Eightco Holdings Inc. Effective June 29, 2022, the Company separated from its former parent company, Vinco Ventures, Inc., and the distribution of its common stock was completed. As of December 31, 2022 and 2021, the Company had 633,365 and 200 issued and outstanding shares of common stock, respectively.

On June 29, 2022, Vinco Ventures, Inc. distributed 100% of the shares of our common stock held by Vinco to holders of shares of Vinco common stock, subject to certain conditions. On the Distribution Date, each holder of Vinco common stock received one share of Eightco common stock for every ten shares of Vinco common stock held at the close of business on the Record Date. The total number shares of our common stock issued related to the distribution was 376,105.

On May 18, 2022, the Company issued warrants to warrant holders of the Former Parent to purchase up to 204,404 shares of Common Stock with an initial exercise price of $0.001 per share of Common Stock (the “Replacement Warrants”). The Replacement Warrants have been recorded within stockholders’ equity.

On January 26, 2022, the Company, with respect to certain sections, entered into a Securities Purchase Agreement (the “Equity Private Placement”) with an accredited investor (the “Equity Investor”) for the issuance of a (i) 30,000 shares of Common Stock, and (ii) a warrant (the “Equity Investor Warrant”) to purchase up to 30,000 shares of Common Stock with an exercise price of $8.00 per share of Common Stock (the “Equity Private Placement”). In addition, the Company issued a warrant to the placement agent to purchase up to 4,800 shares of Common Stock with an initial exercise price of $8.00 per share of Common Stock. The transaction closed on May 20, 2022. The consideration paid to Eightco under the Equity Private Placement was $12,000,000. The Equity Private Placement contains covenants on the part of Eightco, including that Eightco will reserve for the purpose of issuance at least 100% of the maximum number of shares of Common Stock issuable upon conversion of the Equity Investor Warrant. In addition, under the Equity Private Placement, Eightco will grant the Equity Investor certain rights to participate in any Subsequent Placements for the same duration as the participation right pursuant to the Note Securities Purchase Agreement.

During August 2022, the Company issued 30,000 shares of common stock to noteholders for repayment of principal valued at $1,590,000 based on the conversion price set forth in the Note.

On August 29, 2022, the Company issued 6,000 shares of common stock to Emmersive Entertainment for the settlement of the Former Parent’s earnout shares valued at $609,000 based on the fair value of the underlying shares on the vesting date. The amount was recorded as shared-based compensation, which is included in selling, general and administrative expenses.

On September 7, 2022, the Company issued 2,250 shares of common stock to vendors for compliance an investor relation services valued at $152,125 based on the fair value of the underlying shares on the vesting date. The amount was recorded as shared-based compensation, which is included in selling, general and administrative expenses.

On September 27, 2022, the Company approved the issuance of 19,500 shares of restricted stock units to employees for services provided valued at $663,000 based on the fair value of the underlying restricted stock units. The amount was recorded as shared-based compensation, which is included in selling, general and administrative expenses.

19. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases certain office space from an entity affiliated through common ownership under an operating lease agreement on a month-to-month basis.

On April 26, 2022, the Company entered into an assignment and assumption agreement with Vinco Ventures, Inc. whereby the parties agreed to transfer and assign to Eightco Holdings Inc. the lease agreement dated July 16, 2021 by and between Abdi R. Boozer-Jomehri (d/b/a Safety Harbor Centre, Inc.) and Edison Nation, LLC, a 100% owned subsidiary of Vinco Ventures, Inc. (the “Safety Harbor Lease”). The Company adopted ASC 842 on January 1, 2022 and recognized a right of use asset and liability of $98,736 using a discount rate of 4.5%. There are no other material operating leases. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases.

On October 19, 2022, the Company entered into a commercial lease agreement with Foxx Trot Tango, LLC to lease approximately 25 acres of land, including approximately 250,000 square feet of warehouse space in Sylvester, Georgia for $87,500 on a month-to-month basis, effective July 2022. Owners of Foxx Trot, LLC are also shareholders of the Company.

Rent expense for the years ended December 31, 2022 and 2021 was $795,959 and $71,543, respectively. Rental payments are expensed in the statements of comprehensive income in the period to which they relate.

EIGHTCO HOLDINGS INC.

(f/k/a CRYPTYDE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2022 and 2021

19. COMMITMENTS AND CONTINGENCIES (continued)

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

On February 25, 2022, the Former Parent and Emmersive entered into a Termination and Release Agreement, terminating certain transaction documents dated April 17, 2021, and a Milestone Agreement for the earnout shares to be earned and any remaining consideration to be paid by Eightco Holdings Inc. with an effective date of the agreements upon the spin-off being declared effective (“Effective Date”) Upon the spinoff, the agreements release Emmersive of the opportunity to earn the additional shares of common stock of the Former Parent from the Asset Contribution Agreement. The contingent consideration to be paid by Eightco Holdings Inc. upon the successful completion of the spin-off are described below:

Earned Shares: Issuance of 6,000 shares of common stock of Eightco Holdings Inc. (“Eightco Shares”). The Company recorded $609,000 of share-based compensation related to the Eightco Shares.

Milestone 1: In the event that the Company generates a minimum of $5,500,000 in annualized booked revenues from the operation of the Musician & Artist Platform (“Attributed Revenue”) ending eight (8) months following the Effective Date (“Tranche 1 Milestone Date”), the Emmersive Parties shall receive 2,000 restricted Eightco Shares (“Tranche One”) within thirty (30) after the Tranche 1 Milestone Date. In the event that the Company does not satisfy this milestone for any reason by the Tranche 1 Milestone Date, the Emmersive Parties shall have no rights to the additional Eightco Shares.

Milestone 2: After the Effective Date, in the event the Company generates a minimum of $26,500,000 in annualized Attributed Revenues in any three-calendar month period ending on or before September 30, 2023, from the Musician & Artist Platform, the Emmersive Parties shall receive an additional 2,000 restricted Eightco Shares (“Tranche Two”). In the event Milestone Two is achieved, then Milestone One shall also be deemed to have been achieved. In the event that the Company does not satisfy Milestone Two for any reason by September 30, 2023, the Emmersive Parties shall have no rights to Tranche Two.

Milestone 3: After the Effective Date in the event that Buyer generates a minimum of $60,000,000 in annualized Attributed Revenues in any three-calendar-month period ending on or before September 30, 2024, from the Musician & Artist Platform, the Emmersive Parties shall receive an additional 2,000 restricted Eightco Shares (“Tranche Three”). In the event Milestone Three is achieved, then Milestones One and Two shall also be deemed to have been achieved. In the event that the Company does not satisfy Milestone Three for any reason by September 30, 2024, time being of the essence, the Emmersive Parties shall have no rights to Tranche Three. In the event that the Company satisfies Milestone Three in the time prescribed they shall have the right to receive an additional 100,000 restricted shares of Eightco Shares (“Bonus Tranche”). In the event that the Company does not satisfy Milestone Three for any reason, the Emmersive Parties shall have no rights to the Bonus Tranche.

None of the above milestones were met as of December 31, 2022.

EIGHTCO HOLDINGS INC.

(f/k/a CRYPTYDE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2022 and 2021

20. SEGMENTING REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the years ended December 31, 2022 were the Inventory Management Solutions segment and the Corrugated segment. The Company’s chief operating decision maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of December 31, 2022 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers.

Segment operating profit is determined based upon internal performance measures used by the chief operating decision maker. The Company derives the segment results from its internal management reporting system. The accounting policies the Company uses to derive reportable segment results are the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics, including net revenues, gross profit and operating loss. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. The Company manages certain operating expenses separately at the corporate level and does not allocate such expenses to the segments. Segment income from operations excludes interest income/expense and other income or expenses and income taxes according to how a particular reportable segment’s management is measured. Management does not consider impairment charges, and unallocated costs in measuring the performance of the reportable segments.

For the year ended December 31, 2021, the Company had only one operating segment (corrugated) thus segment info for this period is not presented. Segment information available with respect to these reportable business segments for the year ended December 31, 2022 was as follows:

For the Years Ended December 31,
2022
Revenues:
Inventory Management Solutions	$23,785,070
Corrugated	8,035,709
Total segment and consolidated revenues	$31,820,779

Cost of revenues:
Inventory Management Solutions	$23,554,550
Corrugated	6,072,319
Total segment and consolidated cost of revenues	$29,626,869

Gross profit:
Inventory Management Solutions	$230,520
Corrugated	1,963,390
Total segment and consolidated gross profit	$2,193,910

Income from operations:
Inventory Management Solutions	$(3,034,702)
Corrugated	391,139
Corporate	(12,863,941)
Total segment and consolidated income from operations	$(15,507,504)

Depreciation and amortization:
Inventory Management Solutions	$578,608
Corrugated	270,325
Total segment and consolidated depreciation and amortization	$848,933

Revenues by geography:
North America	$19,020,719
Europe	12,800,060
Total geography and consolidated revenues	$31,820,779

Segment capital expenditures:
Inventory Management Solutions	$1,775,748
Corrugated	105,703
Corporate	-
Total segment and consolidated capital expenditures	$1,881,451

Segment total assets:
Inventory Management Solutions	$49,572,768
Corrugated	3,109,690
Corporate	5,918,141
Total segment and consolidated assets	$58,600,599

EIGHTCO HOLDINGS INC.

(f/k/a CRYPTYDE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2022 and 2021

21. SUBSEQUENT EVENTS

On January 6, 2023, the Company entered into a Second Amendment Agreement (the “Second Amendment Agreement”) with Hudson Bay to amend the (i) January 2022 Purchase Agreement, (ii) the January 2022 Note, (iii) the Registration Rights Agreement, and (iv) the January 2022 Warrant.

Pursuant to the Second Amendment Agreement, the conversion price of the balance of the January 2022 Note that remains outstanding was voluntarily adjusted to $10.00 per share of common stock.

The Second Amendment Agreement grants the Company the right to redeem all or a portion of the outstanding amount of the January 2022 Note (the “Redemption Right”) upon 10 trading days’ notice provided that (i) no Equity Conditions Failure (as defined in the January 2022 Note) exists and (ii) the Company has sufficient resources to effect the redemption. The Redemption Right is subject to certain other restrictions contained in the Second Amendment Agreement.

The Second Amendment Agreement provides that if Hudson Bay converts any portion of the January 2022 Note during the 10 consecutive trading day period starting on January 6, 2023 (the “Applicable Conversion Period”), Hudson Bay shall, on the first business day immediately following the end of the Applicable Conversion Period, release to the Company an amount of cash from the Control Account (as defined in the January 2022 Note) equal to 20% of the amount converted during the Applicable Conversion Period if the volume-weighted average price (“VWAP”) of the common stock on each trading day during the Applicable Conversion Period equals or exceeds $10.00 and there is no circumstance or event that would, with or without the passage of time or the giving of notice, result in a material default, material breach or event of default under any Transaction Document (as defined in the January 2022 Purchase Agreement).

As a result of the voluntary adjustment to the conversion price of the January 2022 Note, the exercise price of the January 2022 Warrant was automatically adjusted to $10.00 per share of common stock and the number of shares issuable upon exercise of the January 2022 Warrant (the “HB Warrant Shares”) was proportionately increased to 3,333,333 HB Warrant Shares. Pursuant to the Second Amendment Agreement, Hudson Bay agreed to waive the adjustment to the number of HB Warrant Shares issuable pursuant to the January 2022 Warrant to the extent such adjustment results in a number of HB Warrant Shares underlying the January 2022 Warrant exceeding 2,220,000. The Second Amendment Agreement provides that Hudson Bay (i) will not exercise Warrants to purchase more than an aggregate of 1,500,000 HB Warrant Shares until March 2, 2023, provided such limitation will be waived upon the occurrence of an Event of Default (as defined in the January 2022 Note) or if the VWAP of the common stock on any trading day from January 6, 2023 until March 2, 2023 is less than $11.00 and (ii) will not exercise the January 2022 Warrant until (x) such time as the aggregate principal amount outstanding of the January 2022 Note is equal to or less than the amount remaining in the Control Account or (y) the occurrence of an Event of Default (the “HB Initial Exercisability Date”). However, Hudson Bay may exercise Warrants for up to 200,000 shares of common stock prior to the HB Initial Exercisability Date if the VWAP of the common stock on any trading day during the period starting on March 1, 2023 and ending on and including March 31, 2023 is less than $10.00. If the VWAP of the common stock on each trading day from January 6, 2023 through March 1, 2023, is greater than $11.00, Hudson Bay will forfeit the right to purchase 720,000 HB Warrant Shares pursuant to the January 2022 Warrant, provided that there is no circumstance or event that would, with or without the passage of time or the giving of notice, result in a material default, material breach or event of default under any Transaction Document. Additionally, the exercise price of the January 2022 Warrant was voluntarily adjusted to $0.05 per share of common stock.

The Second Amendment Agreement requires the Company to provide each stockholder entitled to vote at the next special or annual meeting of stockholders of the Company, which must be held not later than April 1, 2023, a proxy statement soliciting each such stockholder’s affirmative vote at the stockholder meeting for approving the increase of the authorized shares of common stock from 250,000,000 to 500,000,000 (“Stockholder Approval”). If despite the Company’s reasonable best efforts, the Stockholder Approval is not obtained on or prior to the Stockholder Meeting Deadline, the Company shall cause an additional stockholder meeting to be held every ninety (90) days thereafter until such Stockholder Approval is obtained.

EIGHTCO HOLDINGS INC.

(f/k/a CRYPTYDE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2022 and 2021

21. SUBSEQUENT EVENTS (continued)

As a result of the voluntary adjustment to the conversion price of the January 2022 Note, the exercise price of the January 2022 Warrant was automatically adjusted to $10.00 per share of common stock and the number of shares issuable upon exercise of the January 2022 Warrant (the “HB Warrant Shares”) was proportionately increased to 3,333,333 HB Warrant Shares. Pursuant to the Second Amendment Agreement, Hudson Bay agreed to waive the adjustment to the number of HB Warrant Shares issuable pursuant to the January 2022 Warrant to the extent such adjustment results in a number of HB Warrant Shares underlying the January 2022 Warrant exceeding 2,220,000. The Second Amendment Agreement provides that Hudson Bay (i) will not exercise Warrants to purchase more than an aggregate of 1,500,000 HB Warrant Shares until March 2, 2023, provided such limitation will be waived upon the occurrence of an Event of Default (as defined in the January 2022 Note) or if the VWAP of the common stock on any trading day from January 6, 2023 until March 2, 2023 is less than $11.00 and (ii) will not exercise the January 2022 Warrant until (x) such time as the aggregate principal amount outstanding of the January 2022 Note is equal to or less than the amount remaining in the Control Account or (y) the occurrence of an Event of Default (the “HB Initial Exercisability Date”). However, Hudson Bay may exercise Warrants for up to 200,000 shares of common stock prior to the HB Initial Exercisability Date if the VWAP of the common stock on any trading day during the period starting on March 1, 2023 and ending on and including March 31, 2023 is less than $10.00. If the VWAP of the common stock on each trading day from January 6, 2023 through March 1, 2023, is greater than $11.00, Hudson Bay will forfeit the right to purchase 720,000 HB Warrant Shares pursuant to the January 2022 Warrant, provided that there is no circumstance or event that would, with or without the passage of time or the giving of notice, result in a material default, material breach or event of default under any Transaction Document. Additionally, the exercise price of the January 2022 Warrant was voluntarily adjusted to $0.05 per share of common stock.

The BHP Waiver Agreement prohibits BHP from exercising BHP Warrants to purchase more than 540,560 BHP Warrant Shares until March 2, 2023 unless the VWAP of the common stock on any trading date occurring from January 6, 2023 until March 2, 2023 is less than $11.00. If the VWAP of the common stock on each trading day from January 6, 2023 through March 1, 2023, is greater than $11.00, BHP will forfeit BHP Warrants to purchase 259,440 BHP Warrant Shares.

From January 1, 2023 through the date of this filing, the Company has issued a total of 767,334 shares of common stock to a noteholder for repayment of principal valued at $7,653,333 based on the conversion price set forth in the Note.

On January 17, 2023, the board of directors of the Company declared a dividend of one one-thousandth of a share of Series A Preferred Stock, par value $0.001 per share, for each outstanding share of the Company’s common stock, par value $0.001 per share to stockholders of record at 5:00 p.m. Eastern Time on January 27, 2023 (the “Record Date”).

On January 19, 2023, the Company filed a Certificate of Designation with the Delaware Secretary of State for its Series A Preferred Stock. The number of shares designated is three hundred thousand (300,000).

On January 26, 2023, the Company issued a total of 20,550 shares of common stock to employees for services rendered on behalf of the Company valued at $571,200 and previously expensed as stock-based compensation.

On January 26, 2023, the Company issued a total of 2,700 shares of common stock to three directors for director compensation valued at $91,800 and previously expensed as stock-based compensation.

On March 1, 2023, the Company issued 72,000 shares of common stock for an exercise of a warrant.

On March 15, 2023, Eightco Holdings Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Hudson Bay (the “Investor”) for the issuance and sale of a Senior Secured Convertible Note with an initial principal amount of $5,555,000 (the “Note”) at a conversion price of $6.245 per share of the Company’s common stock, par value $0.001 (the “Common Stock”), and a warrant (the “Warrant”) to purchase up to 889,512 shares of Common Stock with an initial exercise price of $6.245 per share of Common Stock (the “Private Placement”). The purchase price of the Note and the Warrant is $5 million.

In connection with the Private Placement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”), a Security and Pledge Agreement (the “Pledge Agreement”), and various ancillary certificates, disclosure schedules and exhibits in support thereof prior to the closing of the Securities Purchase Agreement.

On March 15, 2023, a Special Meeting of Security Holders, Common Stock and Series A Preferred Stock, was held to vote upon the proposal to approve an amendment to the Certificate of Incorporation to: (i) approve an amendment to the Certificate of Incorporation to authorize the Board, at the Board’s discretion, to increase the number of authorized shares of the Company’s Common Stock from 250,000,000 to 500,000,000 and to make a corresponding change to the number of authorized shares of capital stock (the “Share Increase Proposal”); and to (ii) effect, at the discretion of the Board but prior to the one-year anniversary of the date on which the reverse stock split is approved by the Company’s stockholders, a reverse stock split of all of the outstanding shares of Common Stock at a ratio in the range of 1-for-2 to 1-for-50, with such ratio to be determined by the Board in its discretion and included in a public announcement (the “Reverse Stock Split Proposal”). The proposals were approved by Security Holders.

On March 16, 2023, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation with the Secretary of State of Delaware to increase the number of authorized shares of the Company’s common stock, par value $0.001 per share from 250,000,000 to 500,000,000 and to make a corresponding change to the number of authorized shares of capital stock, effective as of 4:05 p.m. (New York time) on March 16, 2023.

On March 16, 2023, the Company issued 115,355 shares of common stock for an exercise of two warrants.

On March 22, 2023, the Company issued 59,392 shares of common stock for an exercise of a warrant.

On March 30, 2023, the Company issued 120,000 shares of common stock for an exercise of a warrant.

On April 3, 2023, the Company issued 79,099 shares of common stock for an exercise of a warrant.

On April 3, 2023, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of State of Delaware (1) to effect a 1-for-50 reverse stock split of the shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), either issued and outstanding or held by the Company as treasury stock (the “Reverse Stock Split”) and (2) to change the name of the Company from “Cryptyde, Inc.” to “Eightco Holdings Inc.” (the “Name Change”). Both the Reverse Stock Split and the Name Change were effective as of 4:05 p.m., New York time, on April 3, 2023. The Common Stock began trading on a reverse stock split-adjusted basis on the Nasdaq Capital Market on April 4, 2023. The trading symbol for the Common Stock following the Reverse Stock Split and the Name Change is “OCTO.” The new CUSIP number for the Common Stock following the Reverse Stock Split and the Name Change is 22890A203.

On April 11, 2023, the Company issued 100,000 shares of common stock for an exercise of a warrant.

On April 14, 2023, the Company issued 95,112 shares of common stock for broker dealer cash payments to clients due to the Company’s reverse stock split.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information that it is required to disclose in reports that the Company files with the SEC is recorded, processed, summarized and reported within the time periods specified by the Exchange Act rules and regulations.

As of December 31, 2022, management completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that as of December 31, 2022, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weakness set forth below in our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under Exchange Act (already defined).

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, we determined that, there were control deficiencies existing that constituted a material weakness.

Our Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control — Integrated Framework issued by COSO (2013 Framework).

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer, we have completed an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting because this is not required of the Company pursuant to Regulation S-K Item 308(b).

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

We are not required by current SEC rules to include, and do not include, an auditor’s attestation report regarding our internal controls over financial reporting. Accordingly, our registered public accounting firm has not attested to management’s reports on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position
Brian McFadden	37	President and Chief Executive Officer, Director
Brett Vroman	42	Chief Financial Officer
Kevin O’Donnell	47	Chairman
Frank Jennings	53	Director
Louis Foreman	55	Director
Mary Ann Halford	64	Director

Executive Officers and Directors

Brian McFadden. Mr. McFadden has served as a member of the board of directors since October 13, 2021. Mr. McFadden also serves as President and Chief Executive Officer of the Company. Mr. McFadden previously served as the Chief Strategy Officer for Vinco Ventures, Inc. A serial entrepreneur himself, Mr. McFadden is charged with identifying and targeting company acquisitions to ensure long-term growth and scale. Mr. McFadden served as a Managing Member of MAC Capital Holdings, a marketing and consulting firm, from 2019 to 2020, and as President and Chief Executive Officer of Stealth Technologies Inc, a direct response distribution company, from 2012 to 2019. Mr. McFadden brings with him a wealth of knowledge in the media acquisitions, and consumer products markets. Mr. McFadden recently was involved in the acquisition and merger of a large social platform in the short form content space. A Hamilton College graduate, Mr. McFadden supports entrepreneurs in their early-stage growth efforts.

Brett Vroman Mr. Vroman has served as Chief Financial Officer since October 13, 2021. Mr. Vroman served as Vinco Venture, Inc.’s Chief Financial Officer from June 2019 to November 22, 2021, and previously served as its Controller from May 2018 through May 2019. From October 2014 to May 2018, Mr. Vroman was Director of Financial Reporting at Avantor, Inc., a global manufacturer and distributor of high-quality products, services and solutions to customers and suppliers in the life science, advanced technology, and applied materials industries. From March 2011 to October 2014, Mr. Vroman was employed as an Assurance Senior Manager at BDO USA, LLP, a public accounting, tax, consulting. Mr. Vroman is a certified public accountant and holds a Bachelor of Science in Accounting from York College of Pennsylvania. Mr. Vroman brings to Tyde accounting and management experience.

Kevin O’Donnell. Mr. O’Donnell has served as Chairman of the board of directors since October 15, 2021. Mr. O’Donnell founded Poptop Partners, LLC, a boutique operating and investment firm specializing in small to mid-market companies with an emphasis on the retail sector in April 2011 and continues to serve as its Managing Partner. From May 2007 to June 2010, Mr. O’Donnell served as the Founder/President of KOR Capital, LLC, a private equity and consulting firm specializing in turn around management of mid-market companies. Mr. O’Donnell has been an early-stage investor in multiple industries including hospitality, beverage, cannabis, hemp and technology. Mr. O’Donnell has served or continues to serve on numerous private and public boards including but not limited to SRM Entertainment, Vinco Ventures, Inc., Lakeside Alternatives Hospital Foundation, and The University Club. Mr. O’Donnell will bring to Eightco close to 25 years of strategic corporate growth, financial structuring, leadership, and business development initiatives to emerging growth companies.

Frank Jennings. Mr. Jennings has served as a member of the board of directors since October 13, 2021. Since 2019, Mr. Jennings has served as the Chief Sales Officer at Castlight Health. From August 2014 to 2019, Mr. Jennings was employed as the Vice President of Sales, North America by Doctor on Demand, Inc., an innovative healthcare telemedicine provider. He currently serves as an advisor at Aptihealth and Covera Health and is on the board of directors for Vinco Ventures, Inc. Mr. Jennings is a co-founder of the CMK Foundation, a charitable organization which has been helping people in local communities since 2009. Mr. Jennings brings to Eightco 30 years of experience in business development and management of sales professionals in a variety of technology-adjacent industries.

Mary Ann Halford. Ms. Halford has served as a member of the board of directors since October 13, 2021. She is currently a Partner in the Telecommunications, Media, and Technology (“TMT”) strategy consultancy Altman Solon. Previously she was a Senior Advisor to OC&C Strategy Consultants from December 2017 to December 2020. From March 2012 to April 2017, Ms. Halford was both a Managing Director and then a Senior Managing Director in FTI Consulting’s TMT Group working both in NY and London. Ms. Halford built out the digital operations for ITN Networks from 2008 – 2009 and from 1997 through 2002, Ms. Halford built and developed the platform for the Fox International Channels Group. In addition, from 2007 through 2014, Ms. Halford served on the board of directors of Triton Digital. Ms. Halford received her Bachelor of Arts degree in Government and Economics from Georgetown University and her Master’s in Business Administration from Harvard University. Ms. Halford brings to Eightco over 30 years of experience as both an operator and consultant to the global media and entertainment industry.

Louis Foreman. Louis Foreman has served as a member of the board of directors since October 15, 2021. Mr. Foreman is the founder and Chief Executive of Enventys, an integrated product design and engineering firm. Over the past 34 years Louis has created 10 successful start-ups and has been directly responsible for the creation of over 20 others. In 2013, Mr. Foreman was appointed by the SBA Administrator to serve on the National SBDC Advisory Board until the end of 2022. In 2008, Mr. Foreman was appointed by United States Secretary of Commerce Carlos M. Gutierrez to serve for a three-year term on the nine-person Patent Public Advisory Committee (PPAC) of the United States Patent and Trademark Office. In 2011, he was appointed by Secretary Gary Locke to serve an additional three-year term. In addition to being an inventor, Mr. Foreman was the creator of the Emmy® Award winning PBS TV show, Everyday Edisons, and served as the Executive Producer and lead judge. Mr. Foreman currently serves as Chairman of the board of directors of the James Dyson Foundation, the Intellectual Property Owners Association (IPO), New Dominion Bank, The Federal Reserve Bank Industry Roundtable, Beyond Campus Innovations, Vinco Ventures, Inc., and the Intellectual Property Owners Educational Foundation (IPOEF). Mr. Foreman has a Bachelor of Arts degree in Economics from the University of Illinois. Mr. Foreman brings to Eightco significant experience with start-ups and knowledge of intellectual property matters.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Corporate Governance Overview:

Director Nominations Process

Each year the board of directors is expected to nominate a slate of directors for election by stockholders at the annual meeting of stockholders based on the recommendations of the Nominating and Corporate Governance Committee. In identifying prospective director candidates, the Nominating and Corporate Governance Committee may seek referrals from other members of the board of directors, management, stockholders and other sources, including third-party recommendations.

Director and Executive Officer Qualifications

Under our Corporate Governance Guidelines, our Nominating and Corporate Governance Committee is responsible for reviewing with our board of directors, on an annual basis, the appropriate experience, skills and characteristics for the board of directors as a whole and its individual members. In evaluating the suitability of individuals for board of directors membership, our Nominating and Corporate Governance Committee, pursuant to our Corporate Governance Guidelines, takes into account many factors, including but not limited to: the individual’s qualification as independent, as well as consideration of diversity, skills, age, education and experience and the general needs of the board of directors. Our Nominating and Corporate Governance Committee evaluates each individual in the context of the board of directors as a whole, with the objective of recommending a group of directors that can best perpetuate the success of the business and represent stockholder interests through the exercise of sound judgment, using its diversity of experience. In determining whether to recommend a director for re-election, our Nominating and Corporate Governance Committee considers the director’s past attendance at meetings and participation in and contributions to the activities of the board of directors.

The Company’s officers and board of directors is composed of a diverse group of leaders in their respective fields. Many of these officers or directors have senior leadership experience at various companies. In these positions, they have also gained experience in core management skills, such as strategic and financial planning, public company financial reporting, compliance, risk management, and leadership development. Many of the Company’s officers and directors also have experience serving on boards of directors and/or board committees of other public companies and private companies and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, these officers and directors have other experience that makes them valuable, such as managing and investing assets or facilitating the consummation of business investments and combinations.

The Company, along with its officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of the Company’s directors and executive officers described above, provide the Company with a diverse range of perspectives and judgment necessary to facilitate the Company’s goals of stockholder value appreciation through organic and acquisition growth.

Board Structure, Number and Terms of Office of Officers and Directors

Our board of directors consists of five Directors. In accordance with our Certificate of Incorporation, the minimum number of directors we may have is five and maximum number of Directors is eleven. The number of Directors may be increased or decreased by our board of directors from time to time. In accordance with our Bylaws and Delaware law, our board of directors will oversee the management of the business and affairs of the Company. Our Directors will be elected by our stockholders at our annual stockholders meeting for three-year terms and to serve until their successors are duly elected and qualified or until their earlier death, resignation, or removal. Stockholders will not be entitled to cumulative voting in the election of our directors. Our board of directors will be classified, meaning the directors will be divided into three classes each consisting of as close to 1/3 of the total Directors as possible. At each annual meeting of the stockholders, one class of Directors will be up for election. Directors will serve three-year terms. No determination has been made regarding the directors to be in the individual classes. This classification of the board of directors may delay or prevent a change in control of our company or our management.

Director Independence

Nasdaq listing standards require that a majority of the Company’s board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship that, in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The board of directors intends to affirmatively determine that Frank Jennings, Louis Foreman, and Mary Ann Halford qualify as independent directors in accordance with the Nasdaq listing rules.

Board Leadership Structure

Our board of directors is not expected to have a formal policy regarding the combination of the roles of Chairman of the board of directors and Chief Executive Officer because the board of directors believes that it is in the best interests of the Company to have the flexibility to determine, from time to time, whether the positions should be held by the same person or by separate persons. The board of directors believes that it is currently in the best interest of our stockholders that the role of Chairman be held by Kevin O’Donnell.

The board of directors may reconsider this leadership structure from time to time based on the leadership needs of our board of directors and the Company at any particular time. The Nominating and Corporate Governance Committee is expected to evaluate on an ongoing basis whether the board of directors’ leadership structure is appropriate to effectively address the evolving needs of the Company’s business and the long-term interests of our stockholders. The committee is expected to then makes recommendations to the board of directors concerning the board of directors’ leadership structure, including whether the roles of Chairman and Chief Executive Officer should be separated or combined.

Lead Independent Director

Under our Corporate Governance Guidelines, if the Chairman of the board of directors is not an independent director, as determined by the Nominating and Governance Committee and the board of directors, the independent directors will annually appoint one independent director to be the Lead Independent Director in accordance with the Director Nominating Agreement. Given that our Chairman will not be an independent director, our independent directors have appointed Frank Jennings as our Lead Independent Director. The Lead Independent Director’s responsibilities are to: (i) preside over executive sessions of the independent directors and at all meetings at which the Chairman of the board of directors is not present; (ii) call meetings of the independent directors as he or she deems necessary; (iii) serve as a liaison between the Chairman of the board of directors and the independent directors; (iv) propose agendas and schedules for board of directors meetings in consultation with the Chairman of the board of directors; and (v) be available for consultation and communication if requested by stockholders.

Board’s Role in Risk Oversight

Our management is responsible for identifying risks facing our Company, including strategic, financial, operational, and regulatory risks, implementing risk management policies and procedures and managing our day-to-day risk exposure. The board of directors is expected to have overall responsibility for risk oversight, including, as part of regular board of directors and committee meetings, general oversight of executives’ management of risks relevant to the Company. While the full board of directors has overall responsibility for risk oversight and is currently overseeing the Company’s business continuity risks, it is expected to be supported in this function by its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee once the committees have been formed. The committees are expected to be formed prior to the Distribution, and each of the committees is expected to regularly reports to the board of directors.

The Audit Committee will review and discuss with management and the Company’s auditors, as appropriate, the risks faced by the Company and the policies, guidelines, and process by which management assesses and manages the Company’s risks, including the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures.

The Compensation Committee will review the Company’s incentive compensation arrangements to determine whether they encourage excessive risk-taking, to review and discuss at least annually the relationship between risk management policies and practices and compensation, and to evaluate compensation policies and practices that could mitigate any such risk.

The Nominating and Corporate Governance Committee will be responsible for developing and recommending to the board of directors for approval an officer succession plan (the “Succession Plan”), reviewing the Succession Plan periodically with the Chief Executive Officer, evaluating potential candidates for executive positions and recommending to the board of directors any changes to and any candidates for succession under the Succession Plan.

In addition, the board of directors will be presented with information at its regularly scheduled and special meetings regarding risks facing our Company, and management will provide more frequent, informal communications to the board of directors between regularly scheduled meetings which will be designed to give the board of directors regular updates about our business. The board of directors will consider this information and will provide feedback, will make recommendations, and, as appropriate, will authorize or direct management to address particular exposures to risk.

Committees of the Board of Directors

Our board of directors has three standing committees: Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Frank Jennings, Mary Ann Halford and Louis Foreman, have been appointed to serve on the Company’s Audit Committee, with Louis Foreman serving as the chair and qualifying as an audit committee financial expert, as such term is defined in Item 407(d)(5) of Regulation S-K. Frank Jennings, Mary Ann Halford, Louis Foreman have been appointed to serve on the Company’s Compensation Committee, with Frank Jennings serving as the chair. Frank Jennings, Mary Ann Halford, Louis Foreman have been appointed to serve on the Company’s Nominating and Corporate Governance Committee, with Frank Jennings serving as the chair. Each of the committee charters is available on the Company’s website at www.8co.holdings.

Audit Committee

The Audit Committee’s duties, which are specified in its charter include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board of directors whether the audited financial statements should be included in our annual reports;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee’s duties, which are specified in its charter, include, but are not limited to:

●	identifying, evaluating, and selecting, or recommending that the board of directors approve, nominees for election to the board of directors;

●	evaluating the performance of the board of directors and of individual directors;

●	reviewing developments in corporate governance practices;

●	evaluating the adequacy of corporate governance practices and reporting;

●	reviewing management succession plans; and

●	developing and making recommendations to the board of directors regarding corporate governance guidelines and matters.

Compensation Committee

The Compensation Committee has overall responsibility for determining and approving the compensation of the Company’s Chief Executive Officer and reviewing and approving the annual base salaries and annual incentive opportunities of the Company’s executive officers. The Company may utilize the services of independent consultants to perform analyses and to make recommendations relative to executive compensation matters. These analyses and recommendations will be conveyed to the Compensation Committee, and the Compensation Committee takes such information into consideration in making its compensation decisions.

Compensation Committee Interlocks and Insider Participation

Mr. Jennings, Ms. Halford and Mr. Foreman comprise our Compensation Committee. None of these individuals have any material contractual or other relationships with our company except as directors. None of our executive officers served on the compensation committee or board of directors of any entity whose executive officers will serve as a member of our board of directors or our Compensation Committee.

Executive Sessions

Independent directors are expected to regularly meet in executive session at board of directors meetings without any members of management being present. The Lead Independent Director will preside over the executive sessions, and may, as applicable, call executive sessions as appropriate.

Board and Board Committee Meetings and Attendance

Our Corporate Governance Guidelines provide that directors are expected to prepare themselves for and attend all board of directors meetings, the annual meeting of stockholders and the meetings of the board of directors’ standing committees on which they serve.

Anti-Hedging Policy

Our board of directors adopted an Insider Trading Policy, which prohibits, among other things, our directors, officers, and employees from engaging in any hedging or monetization transactions with respect to the Company’s securities. In addition, our Insider Trading Policy prohibits our directors, officers, and employees from engaging in certain short-term or speculative transactions in the Company’s securities, such as short-term trading, short sales, and publicly traded options, which could create heightened legal risk and/or the appearance of improper or inappropriate conduct by our directors, officers, and employees.

Corporate Code of Conduct and Ethics and Whistleblower Policy

The board of directors adopted a Corporate Code of Conduct and Ethics and Whistleblower Policy that applies to all of the Company’s directors, officers, and employees. The Corporate Code of Conduct and Ethics and Whistleblower Policy covers areas such as conflicts of interest, insider trading and compliance with laws and regulations. The Code of Conduct and Ethics is available on our website at www.8co.holdings. We intend to post any amendments to or waivers from our Code of Conduct and Ethics and Whistleblower Policy at this location on our website.

Stockholder Communications

Stockholders who wish to communicate with the board of directors may do so by writing the Company’s Office of the Secretary by mail at 200 9th Avenue, Suite 220, Safety Harbor, Florida 34695, Attention: Office of the Secretary or by email at investors@8co.holdings. All communications that relate to matters within the scope of the responsibilities of the board of directors and its standing committees will be forwarded to the Chairman of the board of directors. Communications that relate to ordinary business matters that are not within the scope of the responsibilities of the board of directors are to be sent to the appropriate executive officer or employee.

Our “whistleblower” policy prohibits our Company or any of our employees from retaliating or taking any adverse action against anyone for raising a concern. If a stockholder or an employee nonetheless prefers to raise his or her concern in a confidential or anonymous manner, he or she may call our external service provider, toll-free at 866-980-2818.

Certain Legal Proceedings

To the knowledge of the Company’s management, there is no litigation currently pending or contemplated against any of its officers or directors in their capacity as such.

Board Diversity

It is anticipated that we will seek diversity in experience, viewpoint, education, skill, and other individual qualities and attributes to be represented on our board of directors. We believe directors should have various qualifications, including individual character and integrity; business experience; leadership ability; strategic planning skills, ability, and experience; requisite knowledge of our industry and finance, accounting, and legal matters; communications and interpersonal skills; and the ability and willingness to devote time to our company. We also believe the skill sets, backgrounds, and qualifications of our anticipated directors, taken as a whole, should provide a significant mix of diversity in personal and professional experience, background, viewpoints, perspectives, knowledge, and abilities. Nominees will not be discriminated against on the basis of race, religion, national origin, sex, sexual orientation, disability, or any other basis proscribed by law. It is anticipated that the assessment of prospective directors will be made in the context of the perceived needs of our board of directors from time to time.

We expect that all of our directors will be individuals of high character and integrity, able to work well with others, and committed to devote sufficient time to the business and affairs of our company. In addition to these attributes, the description of each anticipated director’s background set forth above indicates the specific qualifications, skills, perspectives, and experience necessary to conclude that each individual should serve as a director of our company.

Board Leadership Structure

We believe that effective board leadership structure can depend on the experience, skills, and personal interaction between persons in leadership roles as well as the anticipated needs of our company at any point in time. Our anticipated Corporate Governance Guidelines will support flexibility in the structure of our board of directors by not requiring the separation of the roles of Chief Executive Officer and Chairman of the board of directors.

Our board of directors is not expected to have a formal policy regarding the combination of the roles of Chairman of the board of directors and Chief Executive Officer. It is anticipated that our Chief Executive Officer will be responsible for setting our strategic direction and day-to-day leadership and performance of our company. Our Bylaws will provide that the Chairperson of our board of directors will, when present, preside over all meetings of our stockholders, unless another person is so designated by the board of directors, and board of directors. We anticipate that the Chairperson of the board of directors will provide input to the Chief Executive Officer and set the agenda for board meetings of our board of directors.

Clawback Policy

We maintain a compensation recovery, or clawback, policy. In the event we are required to prepare an accounting restatement of our financial results as a result of a material noncompliance by us with any financial reporting requirement under the federal securities laws caused by misconduct of any officer of the Company or its subsidiaries, we will have the right to use reasonable efforts to recover from any then-current or then-former executive officers whose misconduct was a material factor in causing the misstatement and who have received incentive compensation (whether cash or equity) from us during the three-year period preceding the date on which we will have been required to prepare the accounting restatement, any excess incentive compensation awarded as a result of the misstatement. It is anticipated that this policy will be administered by the board of directors or a board of directors committee of our board of directors. Once final rules are adopted by the SEC regarding clawback requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, it is anticipated that we will review this policy and make any amendments necessary to comply with the new rules.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents summary information regarding the total compensation incurred by Vinco Ventures, Inc. for the years ended December 31, 2022 and 2021, for the named executive officers of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Brian McFadden*	2022	248,846	-	44,000	-	-	292,846
Chief Operating Officer	2021	207,245	-	2,139,328	-	480,000	2,826,573

Brett Vroman**	2022	246,247	-	39,600	-	-	285,847
Chief Financial Officer	2021	246,247	-	1,819,173	-	480,000	2,545,420

Kevin O’Donnell***	2022	211,717	-	39,600	-	-	251,317
Executive Chairman	2021	40,000	-	341,524	-	-	381,524

*	Brian McFadden served as Chief Strategy Officer of Vinco Ventures, Inc. until September 23, 2021; on September 23, 2021, he was appointed President of Eightco, where his title was later expanded to include Chief Executive Officer.

**	Brett Vroman served as Chief Financial Officer of Vinco Ventures, Inc. until November 22, 2021; on October 13, 2021, he was appointed Chief Financial Officer of Eightco.

***	Kevin O’Donnell has served as the Chairman of the Board of Directors since October 15, 2021.

Overview

The Company expects to provide total compensation packages that are competitive, tailored to the unique characteristics and needs of the Company within its industry, and adequately reward its executives for their roles in creating value for our stockholders. The Company expects that it will be competitive in its executive compensation with other similarly situated companies in its industry. The compensation decisions regarding the Company’s executives are expected to be based on its need to attract individuals with the skills necessary to achieve its business plan, to reward those individuals fairly over time and to retain those individuals who continue to perform at or above the Company’s expectations.

The Company’s executive compensation program is expected to consist of three primary components: salary, incentive bonus and stock-based awards issued under an equity incentive plan. The Company determines the appropriate level for each compensation component based in part, but not exclusively, on its view of internal equity and consistency, individual performance, the Company’s performance, and other information deemed relevant and timely.

Employment Agreements

On September 27, 2022, the Company entered into new employment agreements for the Company’s Chief Executive Officer (the “McFadden Employment Agreement”) and Chief Financial Officer (the “Vroman Employment Agreement”). The employment agreements reported here replace existing employment agreements entered into with Mr. McFadden (the “March McFadden Agreement”) and Mr. Vroman (the “March Vroman Agreement”) in March 2022. What follows below is a summary of the principal terms for each of the new employment agreements, each as amended on October 18, 2022.

Brian McFadden Employment Agreement

Pursuant to the terms of the McFadden Employment Agreement, Mr. McFadden is employed as the Chief Executive Officer of the Company. Mr. McFadden’s employment under the McFadden Employment Agreement lasts until September 27, 2024, unless earlier terminated pursuant to the terms of the agreement. The McFadden Employment Agreement provides for an automatic renewal for a period of one year unless either party provides timely written notice otherwise.

Pursuant to the terms of Mr. McFadden’s employment agreement, Mr. McFadden will receive, subject to approval by the board of directors of the Company (the “Board”), an annual grant of 200,000 restricted stock units convertible into shares of the Company’s common stock, which shall be immediately vested and subject to the terms and conditions of the Company’s 2022 Long-Term Incentive Plan. This reflects an increase from the 150,000 shares provided to Mr. McFadden under the March McFadden Agreement. Mr. McFadden will be entitled to a base salary payable at the annualized rate of $325,000 per year (the “McFadden Base Salary”), which reflects an increase from the $250,000 provided to Mr. McFadden under the March McFadden Agreement. Mr. McFadden is eligible for an annual cash bonus opportunity equal to 100% of the McFadden Base Salary (the “McFadden Bonus”) based on the achievement of performance goals as determined by Company’s audit committee and the Board. The McFadden Bonus reflects a decrease on a percentage basis from the maximum 150% of base salary provided for in the March McFadden Agreement.

In addition, Mr. McFadden shall under some circumstances be entitled to receive additional shares of the Company’s common stock contingent upon the satisfaction of certain additional performance goals. Mr. McFadden shall be entitled to receive a maximum total of 1,100,000 shares upon full satisfaction of certain corporate growth achievements based upon a review of the Company’s audited financial statements and subject to the approval of the Board. This reflects an increase over the March McFadden Agreement, which provided that Mr. McFadden would be eligible to receive a maximum of 500,000 shares in connection with revenue growth. Mr. McFadden shall be eligible to receive a one-time bonus of 200,000 shares in the event that the Company achieves a positive cash flow based on a review of the Company’s audited financial statements and subject to the review of the Board. The March McFadden Agreement provided for a substantially similar bonus in connection with cash flow. Mr. McFadden shall be eligible to receive a bonus of a maximum aggregate of 1,750,000 shares in the event that certain market capitalization milestones are met based on a review of the Company’s audited financial statements and subject to approval by the Board. Though specific milestone thresholds vary, the March McFadden Agreement contained a substantially similar provision with respect to a market capitalization bonus. Subsequent to receiving the maximum aggregate 1,750,000 shares provided for under the first three market capitalization milestones, Mr. McFadden will be eligible to receive additional bonuses of 150,000 shares for each doubling in market capitalization of the Company over the market capitalization recorded at the prior bonus threshold, provided such increase is sustained for a period of at least three consecutive trading days. Though specific milestone thresholds and timing requirements vary, the March McFadden Agreement contained a substantially similar provision with respect to a continuing market capitalization bonus. Mr. McFadden may also be eligible for additional compensation in the sole and complete discretion of the Board.

Mr. McFadden will be eligible to participate in all health, medical, dental and life insurance policies offered to employees of the Company, and the Company will pay all applicable premiums. The Company will reimburse Mr. McFadden up to $10,000 per year as a car allowance, reimburse Mr. McFadden up to $2,500 for home office expenses and reimburse Mr. McFadden for all reasonable out-of-pocket expenses incurred by him in the conduct of the Company’s business. The McFadden Employment Agreement provides Mr. McFadden with four (4) weeks of paid vacation and five (5) days of paid personal time. The McFadden Employment Agreement also provides Mr. McFadden with liability insurance coverage and shall reimburse certain financial planning expenses incurred by Mr. McFadden. All terms provided in this paragraph are substantially similar to those provided in the March McFadden Agreement.

In the event the Company terminates Mr. McFadden’s employment without cause (as defined in the McFadden Employment Agreement), Mr. McFadden will receive (i) the Accrued Obligation (as defined in the McFadden Employment Agreement) and (ii) severance in the amount of equal to the McFadden Base Salary for twenty-four (24) months. In addition, this termination will cause the vesting of all Eightco common stock held by Mr. McFadden and entitle Mr. McFadden to reimbursement of premiums associated with the continuation of health insurance benefits provided under the McFadden Employment Agreement during the remaining Term of Employment (as defined in the McFadden Employment Agreement).

A complete copy of the McFadden Employment Agreement is included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 5, 2022.

Brett Vroman Employment Agreement

Pursuant to the terms of the Vroman Employment Agreement, Mr. Vroman is employed as the Chief Financial Officer of the Company. Mr. Vroman’s employment under the Vroman Employment Agreement lasts until September 27, 2024, unless earlier terminated pursuant to the terms of the agreement.

Pursuant to the terms of Mr. Vroman’s employment agreement, Mr. Vroman will receive, subject to approval by the Board, an annual grant of 180,000 restricted stock units convertible into shares of the Company’s common stock, which shall be immediately vested and subject to the terms and conditions of the Company’s 2022 Long-Term Incentive Plan. This reflects an increase from the 135,000 shares provided to Mr. Vroman under the March Vroman Agreement. Mr. Vroman will be entitled to a base salary payable at the annualized rate of $292,000 per year (the “Vroman Base Salary”), which reflects an increase from the $250,000 provided to Mr. Vroman under the March Vroman Agreement. Mr. Vroman is eligible for an annual cash bonus opportunity equal to 100% of the Vroman Base Salary (the “Vroman Bonus”) based on the achievement of performance goals as determined by the Company’s audit committee and the Board. The Vroman Bonus reflects a decrease on a percentage basis from the maximum 150% of base salary provided for in the March Vroman Agreement.

In addition, Mr. Vroman shall under some circumstances be entitled to receive additional shares of the Company’s common stock contingent upon the satisfaction of certain additional performance goals. Mr. Vroman shall be entitled to receive a maximum total of 990,000 shares upon full satisfaction of certain corporate growth achievements based upon a review of the Company’s audited financial statements and subject to the approval of the Board. This reflects an increase over the March Vroman Agreement, which provided that Mr. Vroman would be eligible to receive a maximum of 450,000 shares in connection with revenue growth. Mr. Vroman shall be eligible to receive a one-time bonus of 180,000 shares in the event that the Company achieves a positive cash flow based on a review of the Company’s audited financial statements and subject to the review of the Board. The March Vroman Agreement provided for a substantially similar bonus in connection with cash flow. Mr. Vroman shall be eligible to receive a bonus of a maximum aggregate of 1,600,000 shares in the event that certain market capitalization milestones are met based on a review of the Company’s audited financial statements and subject to approval by the Board. This reflects an increase above the maximum aggregate of 1,575,000 shares provided for in connection with meeting market capitalization milestones under the March Vroman Agreement. Subsequent to receiving the maximum aggregate 1,600,000 shares provided for under the first three market capitalization milestones, Mr. Vroman will be eligible to receive additional bonuses of 135,000 shares for each doubling in market capitalization of the Company over the market capitalization recorded at the prior bonus threshold, provided such increase is sustained for a period of at least three consecutive trading days. Though specific milestone thresholds and timing requirements vary, the March Vroman Agreement contained a substantially similar provision with respect to a continuing market capitalization bonus. Mr. Vroman may also be eligible for additional compensation in the sole and complete discretion of the Board.

Mr. Vroman will be eligible to participate in all health, medical, dental and life insurance policies offered to employees of the Company, and the Company will pay all applicable premiums. The Company will reimburse Mr. Vroman up to $10,000 per year as a car allowance, reimburse Mr. Vroman up to $2,500 for home office expenses and reimburse Mr. Vroman for all reasonable out-of-pocket expenses incurred by him in the conduct of the Company’s business. The Vroman Employment Agreement provides Mr. Vroman with four (4) weeks of paid vacation and five (5) days of paid personal time. The Vroman Employment Agreement also provides Mr. Vroman with liability insurance coverage and shall reimburse certain financial planning expenses incurred by Mr. Vroman. All terms provided in this paragraph are substantially similar to those provided in the March Vroman Agreement.

In the event the Company terminates Mr. Vroman’s employment without cause (as defined in the Vroman Employment Agreement), Mr. Vroman will receive (i) the Accrued Obligation (as defined in the Vroman Employment Agreement) and (ii) severance in the amount of equal to the Vroman Base Salary for twenty-four (24) months. In addition, this termination will cause the vesting of all Eightco common stock held by Mr. Vroman and entitle Mr. Vroman to reimbursement of premiums associated with the continuation of health insurance benefits provided under the Vroman Employment Agreement during the remaining Term of Employment (as defined in the Vroman Employment Agreement).

A complete copy of the McFadden Employment Agreement is included as Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 5, 2022.

Outstanding Equity Awards at Fiscal Year-End

None.

Retirement Benefits

The Company expects to maintain a tax-qualified defined contribution plan that meets the requirements of Section 401(k) of the Internal Revenue Code (the “Code”), commonly called a 401(k) plan, for substantially all of its employees. The 401(k) plan will be made available on the same basis to all employees, including the named executive officers. Each participant in the 401(k) plan will be able to elect to defer from 0% to 100% of compensation, subject to limitations under the Code and Employee Retirement Income Security Act.

Director Compensation

The Company’s board of directors’ compensation program is expected to be designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to encourage ownership of Company stock to further align their interests with those of our stockholders.

The director annual compensation program is expected to provide the following compensation for independent, non-employee directors following the Business Combination:

●	A quarterly retainer (the “Quarterly Retainer”) of $25,000, and 25,000 shares of the Company common stock, a supplemental 5,000 shares of the Company common stock as an annual retainer for each of the Audit Committee Chair, the Compensation Committee Chair, and the Nominating and Governance Committee Chair; and

●	Additional compensation for ad hoc services on a case-by-case basis.

The following table presents summary information regarding the total director compensation incurred by Vinco Ventures, Inc. for the years ended December 31, 2022 and 2021, for the named executive officers of the Company.

		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Name	Year	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Brian McFadden (1)	2022	$-	$-	-	-	-	-	$-
	2021	-	-	-	-	-	-	-

Kevin O’Donnell (2)	2022	$-	$-	-	-	-	-	$-
	2021	40,000	60,450	-	-	-	-	100,450

Frank Jennings (3)	2022	$45,000	$30,600	-	-	-	-	$75,600
	2021	40,000	60,450	-	-	-	-	100,450

Louis Foreman (4)	2022	$45,000	$30,600	-	-	-	-	$75,600
	2021	40,000	60,450	-	-	-	-	100,450

Mary Ann Halford (5)	2022	45,000	30,600	-	-	-	-	75,600
	2021	30,000	60,450	-	-	-	-	90,450

(1)	Mr. McFadden was appointed a director on
(2)	Mr. O’Donnell serves as the Company’s Executive Chairman and was appointed a director on
(3)	Mr. Jennings served as a director of Vinco Ventures until October 14, 2021. Mr. Jenings was appointed a director of Eightco Holdings, Inc. on October 15, 2021.
(4)	Mr. Foreman served as a director of Vinco Ventures until October 14, 2021. Mr. Foreman was appointed a director of Eightco Holdings, Inc. on October 15, 2021.
(5)	Ms. Halford served as a director of Vinco Ventures until October 14, 2021. Ms. Halford was appointed a director of Eightco Holdings, Inc. on October 15, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 14, 2023 by (1) each named executive officer and director of our company, (2) all directors and executive officers of our company as a group, and (3) each person known by us to own more than 5% of our common stock.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 14 2023:

●	each person known by the Company to be a beneficial owner of more than 5% of the common stock of the Company;

●	each of the Company’s officers and directors; and

●	all executive officers and directors of the Company as a group.

The addresses of the executive officers and directors is 200 9th Avenue North, Suite 220, Safety Harbor, Florida, 34695.

Beneficial ownership is determined according to the rules of the Securities and Commission, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. The information below is based upon information provided by Vinco.

The beneficial ownership percentages set forth in the table below are based on approximately 2,071,669 shares of common stock issued and outstanding as of April 14, 2023.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Beneficial Ownership
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage
5% Stockholders
Hudson Bay Master Fund, Ltd.(2)	229,955	9.99%
BHP Capital NY, Inc.(3)	229,955	9.99%
Paul Vassilakos(4)	229,955	9.99%
Palladium Holdings, LLC(5)	174,270	8.41%
Current Executive Officers and Directors
Brian McFadden(6)	5,634	*
Brett Vroman(7)	6,440	*
Kevin O’Donnell(8)	5,007	*
Frank Jennings(9)	1,715	*
Louis Foreman(10)	2,366	*
Mary Ann Halford(11)	1,565	*
Total Executive Officers and Directors	22,727	1.10%

(1)	Based on 2,071,669 shares of common stock issued and outstanding as of April 14, 2023. All shares reported are shares of the Company’s common stock.

(2)	Includes: 229,955 shares of common stock issuable upon conversion of the January 2022 Note and excludes 90,302 shares of common stock issuable upon conversion of the January 2022 Note, 1,900,000 shares of common stock issuable upon exercise of the January 2022 Warrant, 2,763,545 shares of common stock issuable upon conversion of the March 2023 Note and 889,512 shares of common stock issuable upon exercise of the March 2023 Warrant. Pursuant to the terms of the January 2022 Note, January 2022 Warrant, March 2023 Note and March 2023 Warrant, Hudson Bay may not convert the January 2022 Note, exercise the January 2022 Warrant, convert the March 2023 Note or exercise the March 2023 Warrant to the extent (but only to the extent) Hudson Bay or any of its affiliates would beneficially own upon such conversion or exercise a number of shares of our common stock which would exceed 9.99% of the outstanding shares of common stock of the Company. The number of shares and percentage reflect these limitations as of April 14, 2023. Hudson Bay Capital Management LP is the investment manager of Hudson Bay Sander Gerber is the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management LP, and Sander Gerber has sole voting and investment power over these securities. Each of Hudson Bay and Sander Gerber disclaims beneficial ownership over these securities. The selling stockholder’s address is c/o Hudson Bay Capital Management LP, 28 Havemeyer Place, 2nd Place, Greenwich, CT 06830. All shares reported are shares of the Company’s common stock.

(3)	Includes 229,955 shares of common stock issuable upon the exercise of the BHP Warrants and excludes 498,045 shares of common stock issuable upon the exercise of the BHP Warrants. Pursuant to the terms of the BHP Warrants, BHP may not exercise the BHP Warrants to the extent (but only to the extent) BHP or any of its affiliates would beneficially own upon such conversion or exercise a number of shares of our common stock which would exceed 9.99% of the outstanding shares of common stock of the Company. The number of shares and percentage reflect these limitations as of April 14, 2023. Bryan Pantofel is the President of BHP and has sole voting and investment power over these securities. BHP’s address is 45 SW 9th Street, Suite 1603, Miami, Florida 33130. All shares reported are shares of the Company’s common stock.

(4)	Includes 101,921 shares of common stock issuable upon conversion of the Note issued in connection with the acquisition of Forever 8, 51,887 shares of common stock issuable upon conversion of the Preferred Units issued in connection with the acquisition of Forever 8 and 76,147 shares of common stock issuable upon the achievement of certain earnout considerations as per the terms of the MIPA and excludes 1,683 shares of common stock issuable upon the achievement of certain earnout considerations as per the terms of the MIPA. Paul Vassilakos is President of the Forever 8 Fund, LLC and has sole voting and investment power over these securities. Mr. Vassilakos’ address is 234 5th Ave, New York, NY 10001. All shares reported are shares of the Company’s common stock.

(5)	Joel Padowitz is the Managing Member of Palladium Holdings, LLC and has sole voting and investment power over these securities. Includes 174,270 shares of common stock issuable upon the exercise of the HB SPA Palladium and BHP SPA Palladium Warrants. Pursuant to the terms of the HB SPA Palladium Warrants and BHP Palladium SPA Warrant to the extent (but only to the extent) Palladium or any of its affiliates would beneficially own upon such conversion or exercise a number of shares of our common stock which would exceed 9.99% of the outstanding shares of common stock of the Company. The number of shares and percentage reflect these limitations as of April 14, 2023. Palladium transferred the warrants to Palladium Holdings, LLC on June 6, 2022. Palladium Holdings, LLC’s address is 152 West 57th Street, Floor 22, New York, NY 10019. All shares reported are shares of the Company’s common stock.

(6)	Mr. McFadden’s address is 200 9th Avenue North, Suite 220, Safety Harbor, Florida 34695. All shares reported are shares of the Company’s common stock.

(7)	Mr. Vroman’s address is 200 9th Avenue North, Suite 220, Safety Harbor, Florida 34695. All shares reported are shares of the Company’s common stock.

(8)	Mr. O’Donnell’s address is 200 9th Avenue North, Suite 220, Safety Harbor, Florida 34695. All shares reported are shares of the Company’s common stock.

(9)	Mr. Jennings’ address is 200 9th Avenue North, Suite 220, Safety Harbor, Florida 34695. All shares reported are shares of the Company’s common stock.

(10)	Mr. Foreman’s address is 200 9th Avenue North, Suite 220, Safety Harbor, Florida 34695. All shares reported are shares of the Company’s common stock.

(11)	Ms. Halford’s address is 200 9th Avenue North, Suite 220, Safety Harbor, Florida 34695. All shares reported are shares of the Company’s common stock.

*	Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Person Transactions

The Company’s board of directors has adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “Related Party Transaction” is a transaction, arrangement, or relationship in which the Company or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related party had, has or will have a direct or indirect material interest. A “Related Party” means:

●	any person who is, or at any time during the applicable period was, one of the Company’s executive officers or a member of or nominee for the board of directors;

●	any person (including any entity or group) who is known by the Company to be the beneficial owner of more than five percent (5%) of our voting stock;

●	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer, or a beneficial owner of more than five percent (5%) of our voting stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer, or beneficial owner of more than five percent (5%) of our voting stock;

●	any of the foregoing persons that qualify as such at any time during the fiscal year in which a transaction that would otherwise be subject to this the policy occurs, even if such person has ceased to have such status during such fiscal year; and

●	any firm, corporation, or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a ten percent (10%) or greater beneficial ownership interest.

In addition, we will have in place policies and procedures designed to minimize potential conflicts of interest arising from any dealings the Company may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to the Audit Committee charter, the Audit Committee will have the responsibility to review related party transactions.

The Separation from Vinco Ventures, Inc.

In connection with the Separation, we entered into a Separation and Distribution Agreement and other agreements with Vinco to effect the Separation and provide a framework for our relationship with Vinco after the Separation. These agreements provide for the allocation between us and our subsidiaries, on the one hand, and Vinco and its subsidiaries on the other hand, of the assets, liabilities, legal entities, and obligations associated with the Eightco Businesses, on the one hand, and Vinco’s other current businesses, on the other hand, and governs the relationship between our company and our subsidiaries, on the one hand, and Vinco and its subsidiaries, on the other hand, subsequent to the Separation (including with respect to transition services, employee matters, intellectual property matters, tax matters, and certain other commercial relationships).

Other Related Party Transactions

We have entered into indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify and advance litigation expenses incurred by such individuals by reason of (i) their status as directors and/or officers of the Company, (ii) acts or omissions made in good faith, (iii) their service in any capacity with respect to an employee benefit plan of our company or one or more of our majority owned subsidiaries, or (iv) their service as directors, officers, managers, general partners, trustees, employees, or agents of another entity (including a majority owned subsidiary of our company) at our request while directors and/or officers of our company to the fullest extent permitted by applicable law. See “Limitations on Personal Liability of Directors, Indemnification and Advancement Rights of Directors and Officers, and Director and Officer Insurance” for more detail on the extent to which Delaware law permits the indemnification of Directors and Officers under the indemnification agreement.

Pursuant to the indemnification agreements, the Company will advance all reasonable expenses to be incurred by the indemnitee related to a proceeding for which the indemnitee is entitled to indemnification. The indemnitee shall repay to the Company any expenses advance to the indemnitee if it is ultimately be determined that indemnitee is not entitled to be indemnified against such expenses.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by Morison Cogen LLP for professional accounting services rendered for the fiscal years ended December 31, 2022 and 2021.

	Fiscal Year 2022	Fiscal Year 2021
Audit Fees (1)	$155,087	$510,991
Audit-Related Fees	46,750	45,063
Tax Fees (2)	7,500	—
Other Fees (3)	-	69,249
Total	$209,337	$625,303

(1) Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10–Q. Other fees consist of comfort letter service fees.

(2) Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns.

(3) Other fees consist of fees billed for professional services related to non-recurring fees for the initial public offering and the acquisitions completed during the year.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description

2.1#	Separation and Distribution Agreement, dated May 5, by and between Vinco Ventures, Inc. and the Registrant (previously filed with the Securities and Exchange Commission as Exhibit 2.1 to the Registrant’s Registrations Statement on Form S-1 filed May 9, 2022)

2.2#	Membership Interest Purchase Agreement, dated September 14, 2022, by and among Eightco Holdings Inc., Forever8 Fund, LLC, members of Forever 8, LLC set forth on the signature pages thereto and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed October 5, 2022)

3.1	Certificate of Incorporation (previously filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

3.2	Bylaws (previously filed with the Securities and Exchange Commission as Exhibit 3.2 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

3.3	Certificate of Designation of the Series A Preferred Stock of the Company, dated January 19, 2023 (previously filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 20, 2023)

3.4	Certificate of Amendment to the Certificate of Incorporation of Eightco Holdings Inc. (previously filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 16, 2023)

3.5	Certificate of Amendment to the Certificate of Incorporation of Eightco Holdings, Inc. (previously filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated April 4, 2023)

10.1	Amended and Restated Tax Matters Agreement, dated June 7, 2022 by and between Vinco Ventures, Inc. and the Registrant (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Amendment No. 1 to Form S-1 dated June 7, 2022, with a filing date of June 8, 2022)

10.2+	2022 Incentive Compensation Plan (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Registrations Statement on Form S-1 filed May 9, 2022)

10.3+	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2022 Incentive Compensation Plan (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Registrations Statement on Form S-1 filed May 9, 2022)

10.4+	Employment Agreement by and between the Registrant and Brian McFadden (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 5, 2022)

10.5+	Employment Agreement by and between the Registrant and Brett Vroman (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated October 5, 2022)

10.6	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers (previously filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Registrations Statement on Form S-1 filed May 9, 2022)

10.7	Form of Amendment Agreement between Eightco Holdings Inc., Vinco Ventures, Inc., and Hudson Bay Master Fund Ltd., dated November 11, 2021 (previously filed with the Securities and Exchange Commission as Exhibit 10.11 to the Registrant’s Amendment No. 1 to Form 10 on January 25, 2022)

10.7.1	First Amendment to the Amendment Agreement between Eightco Holdings Inc., Vinco Venture. Inc., and Hudson Bay Master Fund Ltd., dated May 5, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.1.7 to the Registrant’s Registrations Statement on Form S-1 filed May 9, 2022)

10.8	Form of Eightco Holdings, Inc. Warrant to Purchase Common Stock (previously filed with the Securities and Exchange Commission as Exhibit 10.12 to the Registrant’s Amendment No. 1 to Form 10 on January 25, 2022)

10.9	Form of Registration Rights Agreement between Eightco Holdings Inc. and Hudson Bay Master Fund Ltd., dated November 11, 2021 (previously filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Amendment No. 1 to Form 10 on January 25, 2022)

10.10#	Note Securities Purchase Agreement, dated January 26, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 12 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.10.1	First Amendment to Note Securities Purchase Agreement between Hudson Bay Master Fund Ltd., and Eightco Holdings Inc., dated May 5, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.10.1 to the Registrant’s Registrations Statement on Form S-1 filed May 9, 2022)

10.11	Registration Rights Agreement, dated January 26, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.12	Form of Note related to the January 26, 2022 Note Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.13	Form of Warrant related to the January 26, 2022 Note Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.15 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.14	Form of Pledge Agreement related to the January 26, 2022 Note Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.16 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.15	Amendment Agreement, dated July 28, 2022, by and between Eightco Holdings Inc. and Hudson Bay Master Fund Ltd. (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 28, 2022)

10.16#	Form of Securities Purchase Agreement dated January 26, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.17 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.16.1	Amendment to Securities Purchase Agreement,by and among Eightco Holdings Inc. and BHP Capital NY, Inc., dated April 18, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.15.1 to the Registrant’s Registrations Statement on Form S-1 filed May 9, 2022)

10.17	Form of Warrant related to the January 26, 2022 Equity Private Placement (previously filed with the Securities and Exchange Commission as Exhibit 10.18 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.18#	Milestone Agreement, entered into in April 2022, between Eightco Holdings Inc., Emmersive Entertainment, Inc., and certain former shareholders of Emmersive Entertainment, Inc. identified therein. (previously filed with the Securities and Exchange Commission as Exhibit 10.17 to the Registrant’s Registrations Statement on Form S-1 filed May 9, 2022)

10.19	Hudson Bay Master Fund Ltd. Warrants dated May 18, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 24, 2022)

10.20	Palladium Capital Group, LLC Warrants dated May 18, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 24, 2022)

10.21	CVI Investments, Inc. Warrants dated May 18, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 24, 2022)

10.22	Armistice Capital Master Fund Ltd Warrants dated May 18, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 24, 2022)

10.23	BHP Capital NY, Inc. Warrants dated May 20, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed May 24, 2022)

10.24	Form of Seller Promissory Note issued under the Membership Interest Purchase Agreement, by and among Eightco Holdings Inc., Forever 8 Fund, LLC, members of Forever 8, LLC set forth on the signature pages thereto and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 15, 2022)

10.25#	Form of Operating Agreement by and among Eightco Holdings Inc. Forever 8 Fund, LLC and the members listed on Exhibit B thereto (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 15, 2022)

10.26	Form of Subordination Agreement by and among Eightco Holdings Inc., Hudson Bay and the persons listed on Annex A thereto (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed September 15, 2022)

10.27	First Amendment to Amendment Agreement, dated September 14, 2022, by and among Eightco Holdings Inc. and Hudson Bay (previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed September 15, 2022)

10.28	Waiver, dated September 14, 2022, by and among Eightco Holdings Inc. and Hudson Bay (previously filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed September 15, 2022)

10.29	Registration Rights Agreement, dated October 1, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 5, 2022)

10.30+	Amended and Restated Employment Agreement, dated October 18, 2022, by and between the Company and Brett Vroman. (previously filed with the Securities and Exchange Commission as Exhibit 10.30 to the Registrant’s Current Report on Form S-1/A filed November 14, 2022)

10.31+	Amended and Restated Employment Agreement, dated October 18, 2022, by and between the Company and Brian McFadden. (previously filed with the Securities and Exchange Commission as Exhibit 10.30 to the Registrant’s Current Report on Form S-1/A filed November 14, 2022)

10.32	Form of Second Amendment Agreement, dated January 6, 2023, by and between Eightco Holdings Inc. and the Investor (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 6, 2023)

10.33	Waiver Agreement, dated January 6, 2023, by and between Eightco Holdings Inc. and BHP (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 6, 2023)

10.34	Waiver Agreement, dated January 19, 2023 by and between Eightco Holdings Inc. and Palladium Capital Group, LLC (previously filed with the Securities and Exchange Commission as Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 filed January 23, 2023)

10.35	Waiver Agreement, dated January 18, 2023, among the members of Forever 8 Fund, LLC set forth on the signature pages to the Membership Interest Purchase Agreement, dated September 14, 2022, by and among Eightco Holdings Inc., Forever 8 Fund, LLC and members of Forever 8 Fund, LLC set forth on the signature pages thereto and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 filed January 23, 2023)

10.36	Securities Purchase Agreement, dated March 15, 2023 (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Current Report on Form 8-K dated March 16, 2023)

10.37	Form of Warrant related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Current Report on Form 8-K dated March 16, 2023)

10.38	Form of Note related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Current Report on Form 8-K dated March 16, 2023)

10.39	Form of Registration Rights Agreement related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Current Report on Form 8-K dated March 16, 2023)

10.40	Form of Lock-Up Agreement related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Current Report on Form 8-K dated March 16, 2023)

10.41	Form of Pledge and Security Agreement related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.6 to the Current Report on Form 8-K dated March 16, 2023)

10.42	Form of Guarantee Agreement related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.7 to the Current Report on Form 8-K dated March 16, 2023)

10.43	Form of Subordination Agreement Amendment related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.8 to the Current Report on Form 8-K dated March 16, 2023)

21.1	Subsidiaries of the Registrant

23.1*	Consent of Morison Cogen LLP

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	101.LAB*

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101),

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The certifications attached as Exhibit 32.1 are not deemed “filed” with the SEC and are not to be incorporated by reference into any filing of Eightco Holdings Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

#	Schedules and/or exhibits have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. We agree to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian McFadden, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2023

EIGHTCO, INC.

By:	/s/ Brian McFadden
Brian McFadden
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brian McFadden	Chief Executive Officer, President and Director	April 17, 2023
Brian McFadden	(principal executive officer)

/s/ Brett Vroman	Chief Financial Officer	April 17, 2023
Brett Vroman	(principal financial and principal accounting officer)

/s/ Kevin O’Donnell	Chairman	April 17, 2023
Kevin O’Donnell

/s/ Frank Jennings	Director	April 17, 2023
Frank Jennings

/s/ Louis Foreman	Director	April 17, 2023
Louis Foreman

/s/ Mary Ann Halford	Director	April 17, 2023
Mary Ann Halford

