Form 10-Q
period 2023-03-31
Eightco Holdings Inc.
filed 2023-05-16
CIK 1892492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

☐ Yes ☒ No

As of May 15, 2023, there were 2,371,949 shares of the registrant’s common stock outstanding.

EIGHTCO HOLDINGS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2023 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, our ability to raise capital, our operational and strategic initiatives or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Quarterly Report identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	Our ability to effectively execute our business plans including transitioning from being focused on end-to-end consumer product innovation, development, and commercialization to being focused on digital media, advertising and content technologies innovation, development, and commercialization;
●	Our ability to manage our expansion, growth and operating expenses;
●	Our ability to protect our brands, reputation and intellectual property rights;
●	Our ability to obtain adequate financing to support our development plans;
●	Our ability to repay our debts;
●	Our ability to rely on third-party suppliers, content contributors, developers, and other business partners;
●	Our ability to evaluate and measure our business, prospects and performance metrics;
●	Our ability to compete and succeed in a highly competitive and evolving industry;
●	Our ability to respond and adapt to changes in technology and consumer behavior;
●	Our dependence on information technology, and being subject to potential cyberattacks, security problems, network disruptions, and other incidents;
●	Our ability to comply with complex and evolving laws and regulations including those relating to privacy, data use and data protection, content, competition, safety and consumer protection, e-commerce, digital assets and other matters, many of which are subject to change and uncertain interpretation;
●	Our ability to enhance disclosure and financial reporting controls and procedures and remedy the existing weakness;
●	Risks in connection with completed or potential acquisitions, dispositions and other strategic growth opportunities and initiatives;
●	Taxes;
●	The stability of the governments and political and business conditions in certain foreign countries in which we or certain of our business partners may operate now or in the future;
●	Costs and results of potential litigation;
●	Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies;
●	The use of social or digital media to disseminate false, misleading and/or unreliable or inaccurate information regarding our products, services or the industry in which we operate;
●	The potential that we do not realize some or all of the benefits expected to result from the spin-off, or the delay of such benefits;
●	Our ongoing businesses may be adversely affected and subject to certain risks and consequences as a result of the spin-off transaction;
●	If the distribution of shares of Eightco, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, the Company’s stockholders and the Company could be subject to significant tax liability;
●	If the spin-off transaction does not comply with state and federal fraudulent conveyance laws and legal dividend requirements;
●	Our ability to realize the benefits of our acquisition of Forever 8 Fund, LLC; and
●	Other risk factors discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2023.

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

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this Quarterly Report, the terms “Eightco,” “OCTO,” “we,” “us,” “our,” the “Company” and similar terms refer to Eightco Holdings Inc., a Delaware corporation, and all of our consolidated subsidiaries and variable interest entities.

PART I - FINANCIAL INFORMATION

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$3,094,260	$5,580,431
Restricted cash	2,850,000	1,000,000
Accounts receivable, net	2,137,267	1,263,552
Inventories	7,877,339	4,502,003
Prepaid expenses and other current assets	987,059	1,736,145
Total current assets	16,945,925	14,082,131
Property and equipment, net	1,120,955	1,321,042
Right of use assets – operating leases	57,769	68,600
Intangible assets, net	18,080,897	18,579,986
Goodwill	22,324,588	22,324,588
Loan held-for-investment	2,224,252	2,224,252
Total assets	$60,754,386	$58,600,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,014,659	$2,174,034
Accrued expenses and other current liabilities	4,929,680	2,624,518
Current portion of operating lease liabilities	44,446	43,950
Line of credit	1,850,000	1,850,000
Convertible note payable, net of debt discount of $5,277,250	277,750	--
Due to Former Parent	7,226,700	7,226,700
Total current liabilities	16,343,235	13,919,202

Convertible notes payable, net of debt discount of $316,120 and $1,831,828, respectively	1,683,880	7,911,505
Convertible notes payable – related parties, net of debt discount of $2,616,300 and $2,750,000, respectively	24,883,700	24,750,000
Operating lease liabilities, net of current portion	15,265	26,564
Contingent consideration	6,100,000	6,100,000
Deferred tax liabilities	82,104	82,104
Total liabilities	$49,108,184	$52,789,375

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and 1,311 and 0 shares outstanding at March 31, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized and 1,797,570 and 633,602 shares outstanding at March 31, 2023 and December 31, 2022, respectively	$1,797	$633
Additional paid-in capital	106,251,220	50,617,631
Retained earnings (accumulated deficit)	(94,809,339)	(44,958,199)
Foreign currency translation	519,033	467,668
Total stockholders’ equity attributable to Eightco Holdings Inc.	11,962,711	6,127,733
Non-controlling interest	(316,509)	(316,509)
Total stockholders’ equity	11,646,202	5,811,224
Total liabilities and stockholders’ equity	$60,754,386	$58,600,599

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Revenues, net	$15,889,715	$3,719,647
Cost of revenues	14,070,623	3,174,383
Gross profit	1,819,092	545,264

Operating expenses:
Selling, general and administrative expenses	5,349,431	1,921,795
Operating loss	(3,530,339)	(1,376,531)

Non-operating income (expense):
Interest expense, net	(2,813,227)	(129)
Loss on issuance of warrants	(43,541,211)	-
Other income	33,637	49,519
Total non-operating income (expense)	(46,320,801)	49,390

Net income (loss) before income tax expense	(49,851,140)	(1,327,141)

Income tax expense (benefit)	-	(189,997)

Net income (loss)	$(49,851,140)	$(1,137,144)
Net income (loss) attributable to non-controlling interest	-	(126,754)
Net income (loss) attributable to Eightco Holdings Inc.	(49,851,140)	(1,010,390)
Net income (loss) per share:
Net income (loss) per share basic	$(40.15)	$(101.04)
Net income (loss) per share diluted	$(40.15)	$(101.04)
Weighted average number of common shares outstanding – basic	1,241,624	10,000
Weighted average number of common shares outstanding – diluted	1,241,624	10,000

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended March 31, 2023 and 2022:

	Common Stock		Additional Paid in	Non controlling	Retained Earnings (Accumulated)	Accumulated Other
	Shares	Amount	Capital	Interest	Deficit	Income	Total

Balance, January 1, 2022	10,000	$10	$(10)	$(128,860)	$2,300,212	-	$2,171,352
Net loss for the three months ended March 31, 2022	-	-	-	(126,754)	(1,010,390)	-	(1,137,144)
Balance, March 31, 2022	10,000	10	(10)	(255,614)	1,289,822	-	1,034,208
				-
Balance, January 1, 2023	633,365	633	50,617,631	(316,509)	(44,958,199)	467,668	5,811,224
Issuance of common stock to note holders	774,333	774	7,742,559	-	-	-	7,743,333
Exercise of warrants	366,622	367	14,233	-	-	-	14,600
Share-based compensation	23,250	23	(23)	-	-	-	-
Issuance of warrants	-	-	47,876,820	-	-	-	47,876,820
Foreign currency translation	-	-	-	-	-	51,365	51,365
Net loss for the three months ended March 31, 2023	-	-	-	-	(49,851,140)	-	(49,851,140)
Balance, March 31, 2023	1,797,570	$1,797	$106,251,220	$(316,509)	$(94,809,339)	519,033	$11,646,202

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash flows from operating activities:
Net loss	$(49,851,140)	$(1,137,144)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	626,077	59,192
Amortization of debt issuance costs	2,043,458	-
Loss on issuance of warrants	43,541,211	-
Provision for bad debts	608,356	46,705
Gain on sale	5,897	-
Changes in assets and liabilities:
Accounts receivable	(1,482,070)	(149,484)
Inventories	(3,323,971)	28,029
Prepaid expenses and other current assets	749,086	(785,899)
Accounts payable	(159,375)	1,458
Accrued expenses and other current liabilities	2,305,191	385,232

Net cash provided by (used in) operating activities	(4,937,282)	(1,551,911)

Cash flows from investing activities:
Purchases of property and equipment	(36,307)	(6,595)
Purchase of developed technology	(77,491)	-
Proceeds from sale of property and equipment	181,000	-

Net cash provided by investing activities	67,202	(6,595)

Cash flows from financing activities:
Net proceeds from issuance of common stock	14,598	-
Net borrowings under convertible notes	3,150,000	-
Due to Former Parent	-	1,687,891
Fees paid for financing costs	(664,389)	-
Repayments under lines of credit	-	(27,644)
Repayments under convertible notes payable – related parties	(116,300)	-
Repayments under notes payable	-	-

Net cash provided by (used in) financing activities	2,383,909	1,660,247

Net increase (decrease) in cash and cash equivalents	(2,486,171)	101,741
Cash and cash equivalents, beginning of the year	5,580,431	911,194
Cash and cash equivalents, end of the period	$3,094,260	$1,012,935

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$46,492
Cash paid for income taxes	$-	$-
Issuance of warrants to noteholders and placement agent	$4,335,611	$-
Original issue discount	$555,000	$-
Convertible shares under notes payable	$7,743,333	$-

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

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

As of March 31, 2023, Eightco had three wholly-owned subsidiaries: Forever 8 Fund, LLC, Ferguson Containers, Inc. and BlockHiro, LLC. Ferguson Containers, Inc. owns 100% of 8co Holdings Shared Services, LLC. Eightco owns 51% of CW Machines, LLC which is consolidated under the voting interest entity model. Under the voting interest entity model, control is presumed by the holder of a majority voting interest unless noncontrolling shareholders have substantive participating rights. Forever 8 Fund, LLC owns 100% of Forever 8 UK, Ltd and Forever 8 Fund EU Holdings BV.

During 2021, the Former Parent announced it plans to spin-off (the “Separation”) certain of its businesses. The Former Parent has included Ferguson Containers as well as other subsidiaries of the Former Parent (the “Eightco Businesses”) as part of the spin-off. In anticipation of the Separation, the Former Parent contributed its assets and legal entities comprising the Eightco Businesses to facilitate the Separation. As a result of the Separation, the Company has become an independent, publicly traded company comprised of the Eightco Businesses on June 30, 2022.

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

Liquidity Uncertainties.

As of March 31, 2023, the Company had approximately $3.1 million in cash and cash equivalents as compared to $5.6 million at December 31, 2022. The Company expects that its current cash and cash equivalents, approximately $3.1 million as of the date of this quarterly report, will be sufficient to support its projected operating requirements for at least the next 12 months from this date.

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

Basis of Presentation.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2023 may not be indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2023.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act, enacted on April 5, 2021 and has elected to comply with certain reduced public company reporting requirements.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

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

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company’s significant estimates used in these consolidated financial statements include, but are not limited to, fair value of warrants, revenue recognition and the determination of the economic useful life of depreciable property and equipment. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

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

Restricted Cash. The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its January 2022 Secured Convertible Note. See Note 14. Convertible Notes Payable for further discussion.

Accounts Receivable. Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. Management estimates the allowance for bad debts based on existing economic conditions, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted. The allowance for doubtful account was $46,705 as of March 31, 2023 and December 31, 2022, respectively. There were two customers who represented 22% and 13% of total accounts receivable as of March 31, 2023.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets and Long-lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of its long-lived assets using undiscounted cash flows. If an asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. During the three months ended March 31, 2023 and 2022, the Company recorded impairment charges to long lived assets in the amounts of $0 and $0, respectively. We record intangible assets based on their fair value on the date of acquisition. Intangible assets include the cost of developed technology, customer relationships, trademarks and tradenames. Intangible assets are amortized utilizing the straight-line method over their remaining economic useful lives, as follows: 10 years for developed technology, 7 years for customer relationships and 7 years for trademarks and tradenames. The Company reviews long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to an asset, an impairment loss equal to the remaining carrying value of the asset is recorded. The Company did not record any impairment charges related to intangibles assets during the three months ended March 31, 2023 and 2022, respectively.

Goodwill. Goodwill is recorded for the difference between the fair value of the purchase consideration over the fair value of the net identifiable tangible and intangible assets acquired. The Company performs an impairment assessment of goodwill on an annual basis as of December 31st, or whenever impairment indicators exist. In the absence of any impairment indicators, goodwill is assessed for impairment during the fourth quarter of each fiscal year. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business. The Company may assess our goodwill for impairment initially using a qualitative approach to determine whether it is more likely than not that the fair value of these assets is greater than their carrying value. When performing a qualitative test, the Company assesses various factors including industry and market conditions, macroeconomic conditions and performance of our businesses. If the results of the qualitative assessment indicate that it is more likely than not that the goodwill and other indefinite-lived intangible assets are impaired, a quantitative impairment analysis would be performed to determine if impairment is required. The Company may also elect to perform a quantitative analysis of goodwill initially rather than using a qualitative approach. The impairment testing for goodwill is performed at the reporting unit level. The valuation methods used in the quantitative fair value assessment, discounted cash flow and market multiples method, requires our management to make certain assumptions and estimates regarding certain industry trends and future profitability of the Company’s reporting units. If the fair value of a reporting unit exceeds the related carrying value, the reporting unit’s goodwill is considered not to be impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded for the difference. The valuation of goodwill is affected by, among other things, the Company’s business plan for the future and estimated results of future operations. Future events could cause the Company to conclude that impairment indicators exist, and, therefore, that goodwill may be impaired.

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

Revenue Recognition. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for fulfilling those performance obligations. Revenue for product sales is recognized upon receipt by the customer. There are no contract assets or contract liabilities and therefore no unsatisfied performance obligations. One customer represented 77% of total revenues for the three months ended March 31, 2023.

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

Earnings Per Share. The Company follows ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share. Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of March 31, 2023 and 2022, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31, 2023	March 31, 2022

Convertible shares under notes payable	1,209,768	-
Warrants for noteholders	2,889,512	-
Warrants for equity investors	728,000	-
Warrants for placement agent	252,760	-
Shares reserved for issuance for preferred units of Forever 8 Fund, LLC	215,000	-
Convertible notes payable issued in acquisition of Forever 8 Fund, LLC	275,000	-
Shares reserved for contingent consideration for acquisition of Forever 8 Fund, LLC	140,000	-
Total common stock equivalents	5,710,040	-

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

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

Income Taxes. The Company accounts for income taxes under the provisions of the FASB ASC Topic 740 “Income Taxes” (“ASC Topic 740”). The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of March 31, 2023 and 2022. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of comprehensive income. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, accounts payable and other current liabilities approximate fair values due to the short-term nature of these instruments. The Company’s long-term debt consists of $29,383,700. The estimated fair value of this debt approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market interest rates.

Concentration of Credit Risks. Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. Cash and cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. The Company has not experienced any significant losses on its deposits of cash and cash equivalents. In regard to trade receivables, the Company performs ongoing evaluations of its customers’ financial condition as well as general economic conditions and, generally, requires no collateral from its customers. On March 31, 2023, amount due from one customer totaled approximately 17% of accounts receivable.

Leases. In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This ASU requires a lessee to recognize a right-of-use asset and a lease liability under most operating leases in its balance sheet. The ASU is effective for annual and interim periods beginning after December 15, 2021. Early adoption is permitted. The Company has adopted ASU 2016-02 as of January 1, 2022. The adoption of the standard did not have a material impact on the balance sheet. As of April 26, 2022, the date the Company assumed the lease (Note 18), the operating lease right of use asset and operating lease liability amounted to $98,736 with no cumulative-effect adjustment.

Recent Accounting Pronouncements. In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard establishes an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in a timelier recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption.

In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard. Instead, entities would need to apply other U.S. GAAP, namely Topic 842 (Leases), to account for changes in the collectability assessment for operating leases. Other than operating lease receivables, Partnership trade receivables include receivables from finance leases and equipment sales. Under Topic 606 (Revenue from Contracts with Customers), revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that finance lease receivables are recorded, they become subject to the CECL model and estimates of expected credit losses over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. Trade receivables derived from equipment sales are of short duration and there is not a material difference between incurred losses and expected losses.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amends and clarifies several provisions of Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which amends Topic 326 to allow the fair value option to be elected for certain financial instruments upon adoption. ASU 2019-10 extended the effective date of ASU 2016-13 until December 15, 2022. The Company adopted this new guidance, including the subsequent updates to Topic 326, on January 1, 2023 and the adoption did not have a material impact on the Company’s financial statements and related disclosures

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

Segment Reporting. The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the Chairman and Chief Executive Officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company’s primary revenue streams include the sale of consumer goods through our inventory management solutions business, which includes the sale of mining equipment, and the sale of corrugated packaging materials. There are no other material operations that were separately disaggregated for segment purposes.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

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

The Company believes that this combination will further strengthen its future growth opportunities. The Company accounted for this acquisition as a business combination under the acquisition method of accounting. The following table summarizes the preliminary purchase price allocation of fair values of the assets acquired and liabilities assumed at the date of acquisition:

October 1,
2022
Cash and cash equivalents	$732,716
Accounts receivable, net	561,569
Inventories	7,464,823
Prepaid expenses and other assets	116,857
Property and equipment	2,146
Intangible assets	19,000,000
Goodwill	22,324,588
Total assets acquired	50,202,699

Accounts payable and accrued expenses	10,452,699
Debt	1,850,000
Earnout	-
Total liabilities assumed	12,302,699

Total	$37,900,000

The Company anticipates the goodwill will be tax deductible.

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Trade accounts receivable	$2,745,623	$1,871,908
Less: allowance for doubtful accounts	(608,356)	(608,356)
Total accounts receivable	$2,137,267	$1,263,552

5. INVENTORIES

Inventories consist of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Raw materials	$30,726	$27,922
Finished goods	8,146,613	4,474,081
Reserve for obsolescence	(300,000)	-
Total inventories	$7,877,339	$4,502,003

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Other current assets consist of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Advances for inventory purchases	$295,632	$630,967
Prepaid insurance	384,870	735,934
Deposits	273,155	90,578
Prepaid software deposit	-	242,200
Other	33,402	36,466
Total other current assets	$987,059	$1,736,145

7. LOAN HELD-FOR-INVESTMENT, RELATED PARTY

Loan held-for-investment, related party, represents a senior secured promissory note (“Note”) from Wattum Management Inc., a non-controlling member of CW Machines, LLC, a related party. The note bears interest of 5% per annum and matures on October 12, 2026 with the entire outstanding principal and accrued interest due at maturity date. The Note is secured by assets of Wattum Management, Inc. At March 31, 2023 and December 31, 2022, the principal amount of the loan held for investment was $2,224,252.

8. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Land	$-	$-
Building and building improvements	781,985	781,985
Equipment and machinery	4,967,407	5,146,029
Furniture and fixtures	278,665	280,811
Office and computer equipment	2,146	-
Vehicles	585,854	572,927
	6,616,057	6,781,752
Less: accumulated depreciation	(5,495,102)	(5,460,710)
Total property and equipment, net	$1,120,955	$1,321,042

Depreciation and amortization expense was $270,325 and $270,325 for the three months ended March 31, 2023 and 2022, respectively.

9. INTANGIBLE ASSETS, NET

Intangible assets consist of the following at March 31, 2023 and December 31, 2022:

	Useful Lives	March 31, 2023	December 31, 2022

Customer relationships	7 years	$7,100,000	$7,100,000
Developed technology	10 years	9,936,085	9,858,594
Trademarks and tradenames	7 years	2,200,000	2,200,000
		19,236,085	19,158,594
Less: accumulated amortization		(1,155,188)	(578,608)
Total intangible assets, net		$18,080,897	$18,579,986

Amortization expense was $578,608 and $0 for the three months ended March 31, 2023 and 2022, respectively.

Amortization expense for the next five years is as follows:

For the years ending December 31,
2023 (excluding the three months ended March 31, 2023)	$1,815,342
2024	2,314,431
2025	2,314,431
2026	2,314,431
2027	2,314,431
Thereafter	7,007,831
$18,080,897

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

10. GOODWILL

The changes in the carrying amount of goodwill for the period from January 1, 2023 through March 31, 2023 consisted of the following:

Balance, January 1, 2023	$22,324,588
Additions and adjustments	-
Balance, March 31, 2023	$22,324,588

11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Customer deposits	$210,213	$83,504
Payroll and related benefits	1,250,695	386,781
Professional fees	558,632	280,000
Accrued taxes	481	-
Accrued settlement liability for equity holders of Forever 8	-	469,775
Accrued interest	1,443,375	825,872
Accrued rent	787,500	525,000
Accrued warrant liability	469,765	-
Other	209,019	53,586
Total accrued expenses and other current liabilities	$4,929,680	$2,624,518

12. DUE TO AND FROM FORMER PARENT

As of March 31, 2023 and December 31, 2022, due to Former Parent consists of net amounts due to Vinco related to management fees and borrowings for working capital and financing needs of Eightco Holdings Inc. as well as other operating expenses that were paid for on behalf of one to the other. As of March 31, 2023 and December 31, 2022, the net amount due to Former Parent was $7,226,700.

13. LINES OF CREDIT

Principal due under the lines of credit was as follows at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Lines of credit, 15%	$1,850,000	$1,850,000

Interest expense under lines of credit was $69,375 and $69,375 for the three months ended March 31, 2023 and 2022, respectively.

14. CONVERTIBLE NOTES PAYABLE

Principal due under the convertible note payable was as follows at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Current:
Note payable, 0%	5,555,000	-
Less: debt discount	(5,277,250)	-
Convertible notes payable, net, current	$277,750	$-

Long-Term:
Note payable, 0%	2,000,000	9,743,333
Less: debt discount	(316,120)	(1,831,828)
Convertible notes payable, net	$1,683,880	$7,911,505

Interest expense under the convertible notes payable was $1,793,458 and $0, of which $1,793,458 and $0 was related to amortization of the debt discount, for the three months ended March 31, 2023 and 2022, respectively.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

14. CONVERTIBLE NOTES PAYABLE (continued)

March 2023 Offering

On March 15, 2023, Eightco Holdings Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Hudson Bay (the “Investor”) for the issuance and sale of a Senior Secured Convertible Note with an initial principal amount of $5,555,000 (the “Note”) at a conversion price of $6.245 per share (the “Common Stock”), and a warrant (the “Warrant”) to purchase up to 889,512 shares of Common Stock with an initial exercise price of $6.245 per share of Common Stock (the “Private Placement”). The purchase price of the Note was $5,000,000 with an original issue discount of $555,000.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

14. CONVERTIBLE NOTES PAYABLE (continued)

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

If there is an event of default, then the Investor has the right to request redemption of all or any portion of the Note, at 130% of the sum of the outstanding principal, interest and late fees to be redeemed, provided that if certain conditions specified in the Note are not satisfied, then the Investor has the right to request redemption of all or any portion of the Note, at 130% of the greater of (i) the sum of the outstanding principal, interest and late fees to be redeemed and (ii) the product of (a) the number of shares into which the Note (including all principal, interest and late fees) subject to redemption may be converted and (b) the greatest closing sale price for the Common Stock beginning on the date immediately preceding the event of default and ending on the date the Company makes the entire payment required to be made upon the redemption provided, however, that if no Cash Release Event (as defined in the Note) has occurred on or prior to the applicable of default redemption date, the principal amount used in calculating the applicable event of default redemption price on such event of default redemption date shall be decreased by the holder’s pro rata portion.

The Note prohibits the Company from entering into certain transactions involving a change of control, unless the successor entity assumes in writing all of the obligations of the Company under the Note and the other transaction documents. In the event of such a transaction, the Investor will have the right to request redemption of the Note, at Redemption Variable Premium (as defined in the Note) of the greater of (i) of the sum of the amount of principal, interest and late fees to be redeemed; and (ii) the product of (x) the sum of the amount of principal, interest and late fees to be redeemed and (y) the quotient determined by dividing (1) the greatest closing sale price of the shares of Common Stock during the period beginning on the date immediately preceding the earlier to occur of (A) the consummation of the applicable change of control and (B) the public announcement of such change of control and ending on the date the Note Investor delivers a change of control redemption notice, by (2) the Conversion Price; or; (iii) Redemption Variable Premium of the product of (x) the number of shares into which the Note (including all principal, interest and late fees) subject to such redemption may be converted multiplied by (y) the greatest closing sale price of the shares of Common Stock during the period beginning on the date immediately preceding the earlier to occur of (x) the consummation of the change of control and (y) the public announcement of such change of control and ending on the date the Investor delivers the change of control redemption notice; provided, however, that if no Cash Release Event has occurred on or prior to the applicable change of control redemption date, the principal amount used in calculating the applicable change of control redemption price on such change of control.

If the Company issues options, convertible securities, warrants, stock, or similar securities to holders of its Common Stock, the holder of the Note shall have the right to acquire the same as if it had converted its Note.

The Investor is entitled to receive any dividends paid or distributions made to the holders of the Common Stock on an “as if converted” to Common Stock basis.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

14. CONVERTIBLE NOTES PAYABLE (continued)

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

The warrants issued during the three months ended March 31, 2023 were classified as equity with an initial grand date fair value of $4,532,673, of which $4,335,611 was recorded as a deferred debt discount, $197,061 of the excess fair value was immediately expensed as loss on issuance of warrants. The Company also incurred $664,389 of issuance expenses which were recorded as deferred debt discount. For the three months ended March 31, 2023 the Company recognized interest expense of $277,750 associated with accretion of debt discount. The fair value of the warrants was computed on the grant date using a per share price of $0.12 per share. The fair value was estimated using the Black Scholes option pricing models with the following assumptions:

	Dividend Yield	Expected Volatility	Risk-free Interest Rate	Expected Life
Hudson Bay Warrant; March 2023	0.00%	143.23%	3.88%	2.5 years
Palladium Capital Warrant; March 2023	0.00%	143.23%	3.88%	2.5 years

January 2022 Offering

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

14. CONVERTIBLE NOTE PAYABLE (continued)

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

On September 14, 2022, the Company and the Note Investor entered into a waiver (the “Waiver”) to permit, subject to the terms and conditions set forth therein, the entry into a purchase agreement for Forever 8 Fund, LLC. Pursuant to the Waiver, the conversion price and exercise price of the Note and the Warrants, respectively, were voluntarily and irrevocably adjusted to equal $50.00, subject to further adjustment as set forth therein. As a result of the price adjustment feature, the number of shares of the Company’s common stock issuable upon exercise of the Warrants and conversion of the Notes was increased upon the acquisition of Forever 8 Fund, LLC on October 1, 2022.

As a result of the adjustment of the Note and Warrant conversion and exercise price, respectively, in the Waiver, the exercise price of (i) warrants to purchase up to 15,467 shares of the Company’s common stock held by Palladium Capital Group, LLC, (ii) warrants to purchase up to 66,667 shares of the Company’s common stock held by the Investor, and (iii) warrants to purchase up to 30,000 shares of the Company’s common stock held by BHP Capital NY, Inc. was adjusted to $50.00 per share of the Company’s common stock.

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

As a result of the voluntary adjustment to the conversion price of the January 2022 Note, the exercise price of the January 2022 Warrant was automatically adjusted to $10.00 per share of common stock and the number of shares issuable upon exercise of the January 2022 Warrant (the “HB Warrant Shares”) was proportionately increased to 3,333,333 HB Warrant Shares. Pursuant to the Second Amendment Agreement, Hudson Bay agreed to waive the adjustment to the number of HB Warrant Shares issuable pursuant to the January 2022 Warrant to the extent such adjustment results in a number of HB Warrant Shares underlying the January 2022 Warrant exceeding 2,220,000. The Second Amendment Agreement provides that Hudson Bay (i) will not exercise Warrants to purchase more than an aggregate of 1,500,000 HB Warrant Shares until March 2, 2023, provided such limitation will be waived upon the occurrence of an Event of Default (as defined in the January 2022 Note) or if the VWAP of the common stock on any trading day from January 6, 2023 until March 2, 2023 is less than $11.00 and (ii) will not exercise the January 2022 Warrant until (x) such time as the aggregate principal amount outstanding of the January 2022 Note is equal to or less than the amount remaining in the Control Account or (y) the occurrence of an Event of Default (the “HB Initial Exercisability Date”). However, Hudson Bay may exercise Warrants for up to 200,000 shares of common stock prior to the HB Initial Exercisability Date if the VWAP of the common stock on any trading day during the period starting on March 1, 2023 and ending on and including March 31, 2023 is less than $10.00. If the VWAP of the common stock on each trading day from January 6, 2023 through March 1, 2023, is greater than $11.00, Hudson Bay will forfeit the right to purchase 720,000 HB Warrant Shares pursuant to the January 2022 Warrant, provided that there is no circumstance or event that would, with or without the passage of time or the giving of notice, result in a material default, material breach or event of default under any Transaction Document. Additionally, the exercise price of the January 2022 Warrant was voluntarily further adjusted to $0.01 per share of common stock in lieu of the investors taking less warrant shares. The VWAP of the common stock, from January 6, 2023 through March 1, 2023, was below $11.00, as such Hudson Bay did not forfeit the 720,000 HB Warrant Shares.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

14. CONVERTIBLE NOTE PAYABLE (continued)

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

The warrants issued by the Company were modified to reduce the exercise price, which also increased the number of warrants to purchase common stock. The warrant modification expense of $43,344,150 was computed on the modification date using a per share price of $0.32 per share. The fair value was estimated using the Black Scholes option pricing models with the following assumptions:

	Dividend Yield	Expected Volatility	Risk-free Interest Rate	Expected Life
Hudson Bay Warrant; as adjusted January 2023	0.00%	142.28%	4.10%	2.5 years
Palladium Capital Warrant; as adjusted January 2023	0.00%	142.28%	4.10%	2.5 years
BHP Warrant; as adjusted January 2023	0.00%	142.28%	4.10%	2.5 years

15. CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

The convertible notes payable, related party were issued as part of consideration for the acquisition of Forever 8. The discount was calculated based on the fair value of the instrument as of October 1, 2022. See Note 3. Acquisitions for further information. Principal due under the convertible note payable – related parties was as follows at March 31, 2023 and December 31, 2022:

	March 31, 2022	December 31, 2021

Notes payable, 10%	27,383,700	27,500,000
Less: debt discount	(2,500,000)	(2,750,000)
Notes payable, net	$24,883,700	$24,750,000

Interest expense under convertible notes payable – related parties was $937,000 and $0, of which $250,000 and $0 was related to amortization of the debt discount, for the three months ended March 31, 2023 and 2022, respectively.

16. INCOME TAXES

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

Income tax (benefit) expense for the three months ended March 31, 2023 and 2022 was $0 and ($189,997), respectively. The decrease in income tax benefit is due to the reversal of income taxes payable due to net operating losses incurred in 2022. The Company has recorded a full valuation allowance on net operating losses.

There are no unrecognized tax benefits and no accruals for uncertain tax positions.

As of March 31, 2023, the Company had a net operating loss carryforward for federal income tax purposes of approximately $4,150,207 and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The Company’s net operating loss carryforward begins to expire in 2041.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

17. STOCKHOLDERS’ EQUITY

Common Stock. Prior to the Separation, Vinco Ventures, Inc. owned 100% of the issued and outstanding common stock of Eightco Holdings Inc. Effective June 29, 2022, the Company separated from its former parent company, Vinco Ventures, Inc., and the distribution of its common stock was completed. As of March 31, 2023 and December 31, 2022, the Company had 1,797,570 and 633,365 issued and outstanding shares of common stock, respectively.

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

Common stock issuances during the three months ended March 31, 2023:

From January 1, 2023 through March 31, 2023, the Company issued a total of 774,733 shares of common stock to a noteholder for repayment of principal valued at $7,743,333 based on the conversion price set forth in the Note.

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

Preferred Stock: On January 17, 2023, the board of directors of the Company declared a dividend of one one-thousandth of a share of Series A Preferred Stock, par value $0.001 per share, for each outstanding share of the Company’s common stock, par value $0.001 per share to stockholders of record at 5:00 p.m. Eastern Time on January 27, 2023 (the “Record Date”).

On January 19, 2023, the Company filed a Certificate of Designation with the Delaware Secretary of State for its Series A Preferred Stock. The number of shares designated is three hundred thousand (300,000).

As of March 31, 2023 and December 31, 2022, the Company had 1,311 and 0 issued and outstanding shares of Series A Preferred Stock, respectively. All shares of Series A Preferred Stock issued have been since redeemed.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

18. COMMITMENTS AND CONTINGENCIES

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

On October 19, 2022, the Company entered into a commercial lease agreement with Foxx Trot Tango, LLC to lease approximately 25 acres of land, including approximately 250,000 square feet of warehouse space in Sylvester, Georgia for $87,500 on a month-to-month basis, effective July 2022. Owners of Foxx Trot, LLC are also shareholders of the Company. On May 8, 2023, the Company elected to terminate the lease agreement effective as of June 30, 2023.

Rent expense for the three months ended March 31, 2023 and 2022 was $345,720 and $33,700, respectively. Rental payments are expensed in the statements of comprehensive income in the period to which they relate.

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

None of the above milestones were met as of March 31, 2023.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

19. SEGMENTING REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three months ended March 31, 2023 were the Inventory Management Solutions segment and the Corrugated segment. The Company’s chief operating decision maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of March 31, 2023 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers.

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

For the three months ended March 31, 2022, the Company had only one operating segment (corrugated) thus segment info for this period is not presented. Segment information available with respect to these reportable business segments for the three months ended March 31, 2023 was as follows:

For the Three Months Ended March 31,
2023
Revenues:
Inventory Management Solutions	$13,948,341
Corrugated	1,941,374
Total segment and consolidated revenues	$15,889,715

Cost of revenues:
Inventory Management Solutions	$12,634,589
Corrugated	1,436,034
Total segment and consolidated cost of revenues	$14,070,623

Gross profit:
Inventory Management Solutions	$1,313,752
Corrugated	505,340
Total segment and consolidated gross profit	$1,819,092

Income from operations:
Inventory Management Solutions	$(492,234)
Corrugated	145,582
Corporate	(3,183,687)
Total segment and consolidated income from operations	$(3,530,339)

Depreciation and amortization:
Inventory Management Solutions	$576,580
Corrugated	49,497
Total segment and consolidated depreciation and amortization	$626,077

Revenues by geography:
North America	$3,287,404
Europe	12,602,311
Total geography and consolidated revenues	$15,889,715

Segment capital expenditures:
Inventory Management Solutions	$-
Corrugated	36,308
Corporate	-
Total segment and consolidated capital expenditures	$36,308

Segment total assets:
Inventory Management Solutions	$50,777,175
Corrugated	2,494,147
Corporate	7,483,064
Total segment and consolidated assets	$60,754,386

20. SUBSEQUENT EVENTS

On April 3, 2023, the Company issued 79,099 shares of common stock for an exercise of a warrant.

On April 11, 2023, the Company issued 100,000 shares of common stock for an exercise of a warrant.

On April 14, 2023, the Company issued 95,112 shares of common stock for broker dealers to investors for partial share ownership due to the Company’s reverse stock split.

From April 18, 2023 through May 3, 2023, the Company issued 399,941 shares of common stock for warrant exercises.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As explained above, unless otherwise indicated, the terms “we,” “us,” “our,” “our Company,” “OCTO” and “the Company” refer to Eightco Holdings, Inc., together with its consolidated subsidiaries. The following discussion and analysis of the Company’s financial condition and results of operations should be read together with the Company’s financial statements and related notes appearing elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to the Company’s plans and strategy for the Company’s business and related financing, includes forward-looking statements involving risks and uncertainties and should be read together with the “Cautionary Note Regarding Forwarding- Looking Statements” section of this Quarterly Report. Such risks and uncertainties could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Recent Financings and Forever 8 Acquisition

Recent Financings

March 2023 Offering

On March 15, 2023, the Company entered into a Securities Purchase Agreement with Hudson Bay for the issuance and sale of a Senior Secured Convertible Note with an initial principal amount of $5,555,000 at a conversion price of $6.245 per share of Common Stock, and a warrant to purchase up to 889,512 shares of Common Stock with an initial exercise price of $6.245 per share of Common Stock.

January 2022 Note Amendment

On January 6, 2023, the Company entered into the Second Amendment Agreement with Hudson Bay to amend the (i) January 2022 Securities Purchase Agreement, (ii) the January 2022 Note, (iii) the 2022 Registration Rights Agreement, and (iv) the January 2022 Warrant. Pursuant to the Second Amendment Agreement, the conversion price of the balance of the January 2022 Note that remains outstanding was voluntarily adjusted to $10.00 per share of Common Stock.

F8 Purchase Agreement Waiver

On January 18, 2023, the Company entered into a waiver agreement to that certain Membership Interest Purchase Agreement (the “F8 MIPA”), dated as of September 14, 2022, between the Company, Forever 8 Fund, LLC (“Forever 8”), a Delaware limited liability company, the members of Forever 8 set forth on the signature page of the F8 MIPA (each a “Seller” and collectively the “Sellers”) and Paul Vassilakos, in his capacity as representative of the Sellers (the “Sellers’ Representative”) (the “F8 Waiver Agreement”). Pursuant to the F8 Waiver Agreement, the Sellers have agreed not to receive any shares of common stock issuable (i) under the put right of the potential earnout amounts up of to 7,000,000 additional non-voting preferred membership units of Forever 8, (ii) upon conversion of $27.5 million aggregate principal amount of convertible promissory notes, or (iii) under any of the Ancillary Documents (as defined in the F8 Purchase Agreement), until the earlier of (i) December 31, 2023 and (ii) such time as the Company has authorized enough shares to (x) issue all shares of common stock issuable to the Sellers pursuant to the put right of the Preferred Units, conversion of the Promissory Notes and any of the Ancillary Documents (as defined in the F8 Purchase Agreement) and (y) issue all shares of common stock issuable upon conversion or exercise of all notes and warrants, respectively, of the Company which are then issued and outstanding.

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

On April 18, 2023, the Company received a written notice from The Nasdaq Stock Market LLC stating that since the Company’s common stock closing bid price had closed above $1 from the dates of April 4, 2023 to April 18, 2023, the Company had regained compliance with Listing Rule 5550(a)(2).

Critical Accounting Policies and Significant Judgments and Estimates

There have been no changes to our critical accounting policies during the three months ended March 31, 2023. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, as well as in our consolidated financial statements and the footnotes thereto, included in the Annual Report on Form 10-K.

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

Results of Operations

Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022

The following table sets forth information comparing the components of net (loss) income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Period over Period Change
	2023	2022	$	%

Revenues, net	$15,889,715	$3,719,647	$12,170,068	327.18%
Cost of revenues	14,070,623	3,174,383	10,896,240	343.26%
Gross profit	1,819,092	545,264	1,273,828	233.62%

Operating expenses:
Selling, general and administrative	5,349,431	1,921,795	3,427,636	178.36%
Operating (loss) income	(3,530,339)	(1,376,531)	(2,153,808)	156.47%

Other (expense) income:
Interest (expense)	(2,813,227)	(129)	(2,813,098)	2,180,696.12%
Loss on issuance of warrants	(43,541,211)	-	(43,541,211)	-100.00%
Other income	33,637	49,519	(15,882)	-32.07%
Total other (expense) income, net	(46,320,801)	49,390	(46,370,191)	-93,885.79%
(Loss) income before income taxes	(49,851,140)	(1,327,141)	(48,523,999)	3,656.28%
Income tax expense (benefit)	-	(189,997)	189,997	100.00%
Net (loss)	$(49,851,140)	$(1,137,144)	$(48,713,996)	$4,283.89%

Revenue

For the three months ended March 31, 2023, revenues increased by $12,170,068 or 327.18%, as compared to the three months ended March 31, 2022. The increase was largely attributable to the revenue derived from the acquisition of Forever 8.

Cost of Revenues

For the three months ended March 31, 2023, cost of revenues increased by $10,896,240 or 343.26%, as compared to the three months ended March 31, 2022. The increase was largely attributable to the increase in total revenues for our inventory management solutions business, as well as increased costs of materials and production in our corrugated business.

Gross Profit

For the three months ended March 31, 2023, gross profit increased by $1,273,828, or 233.62%, as compared to the three months ended March 31, 2022. The increase was largely attributable to an increase in revenue derived from the acquisition of Forever 8.

Operating Expenses

Selling, general and administrative expenses were $5,349,431 and $1,921,795 for the three months ended March 31, 2023 and 2022, respectively, representing an increase of $3,427,636, or 178.36%. The increase was largely attributable to the increase in professional fees, payroll costs, insurance expense, rent expense, selling and warehousing fees and operating costs as a standalone public company.

Interest Expense

Interest expense was $2,813,227 for the three months ended March 31, 2023, versus $129 for the three months ended March 31, 2022. The increase in interest expense was largely attributable to the amortization of debt issuance costs related to borrowing under the convertible notes payable.

Total other (expense) income

Total other (expense) income was ($46,320,801) for the three months ended March 31, 2023 versus $49,390 for the three months ended March 31, 2022. The increase in total other income (expense) was largely attributable to the loss on issuance of warrants of ($43,541,211) and interest expense of ($2,813,227) for the three months ended March 31, 2023.

Income tax expense

Income tax expense was $0 for the three months ended March 31, 2023, versus an income tax benefit of $189,997 for the three months ended March 31, 2022, respectively. The decrease in income tax benefit was a result of the increase in loss before income taxes.

Net loss

Net loss was $49,851,140 for the three months ended March 31, 2023, versus $1,137,144 for the three months ended March 31, 2022. The increase in net loss was largely attributable to the loss on issuance of warrants of $43,541,211.

Liquidity and Capital Resources

Eightco Holdings Inc. has required funding from the Former Parent to fund its operations. In addition, other than those that relate to the Note Private Placement, which currently amount to approximately $9.7 million, the Company has no significant debt obligations.

The Company currently has approximately $3.0 million in cash. The Company believes it will have sufficient funds for the next 12 months to accomplish its strategic plan.

Cash Flows

Since inception, Eightco Holdings Inc. and its subsidiaries have primarily used its available cash to fund its operations. The following table sets forth a summary of cash flows for the periods presented:

	For the Three Months Ended March 31,
	2023	2022
Cash (used in) provided by:
Operating Activities	$(4,937,282)	$(1,551,911)
Investing Activities	67,202	(6,595)
Financing Activities	2,383,909	1,660,247
Net increase (decrease) in cash and restricted cash	$(2,486,171)	$101,741

Cash Flows for the Three Months Ended March 31, 2023 and 2022

Operating Activities

Net cash (used in) operating activities was ($4,937,282) during the three months ended March 31, 2023, which consisted primarily of a net loss of $49,851,140 offset largely by amortization of debt issuance costs of $2,043,458 and loss on issuance of warrants of $43,541,211 and changes in assets and liabilities of ($1,911,411). Net cash (used in) operating activities was ($1,551,911) during the three months ended March 31, 2022, which consisted primarily of a net loss of $1,137,144, decreases in changes in operating assets and liabilities $520,664 offset by non-cash depreciation expense of $59,192 and provision for bad debts of $46,905.

Investing Activities

Net cash provided by (used in) investing activities was $67,202 during the three months ended March 31, 2023 compared to ($6,595) for the three months ended March 31, 2022. The increase in provided by in investing activities is largely attributable to the sale of capital expenditures in the amount of $181,000.

Financing Activities

Net cash provided by financing activities was $2,383,909 during the three months ended March 31, 2023 compared to $1,660,247 for the three months ended March 31, 2022. This increase was largely attributable to proceeds from the issuance of convertible notes payable of $3,150,000.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of March 31, 2023.

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

As of December 31, 2022, management identified the following material weakness in our internal control over financial reporting: the Company was unable to provide a timely financial reporting package in connection with the year end audit. This was primarily the result of the Company’s limited accounting personnel. This also limits the extent to which the Company can segregate incompatible duties and has a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected. There is a risk under the current circumstances that intentional or unintentional errors could occur and not be detected.

Management has concluded that the material weakness described above currently exists as of March 31, 2023. The Company plans to engage with outside consultants to strengthen its capabilities and help the Company in the design and assessment of its internal controls over financial reporting to further reduce and remediate existing control deficiencies during 2022 and 2023.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, there were no changes in our internal control over financial reporting that materially affected our internal control over financial reporting as of March 31, 2023.

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

ITEM 1A. RISK FACTORS

Our business and common stock are subject to a number of risks and uncertainties The discussion of such risks and uncertainties may be found under “Risk Factors” in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2023, which is supplemented by the risk factor set forth below.

If we fail to comply with the continued listing requirements of NASDAQ, we would face possible delisting, which would result in a limited public market for shares of our common stock. and make obtaining future debt or equity financing more difficult for us.

Our common stock is traded and listed on the NASDAQ Capital Market under the symbol “OCTO”. The common stock may be delisted if we fail to maintain certain NASDAQ listing requirements.

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

On April 11, 2023, the Company received a Staff Determination (the “Determination”) that the Company did not comply with the Listing Rule. Unless the Company requested an appeal of the Determination, the Company’s securities will be scheduled for delisting from The NASDAQ Capital Market at the opening of trading on April 20, 2023.

On April 18, 2023, the Company received a written notice from Nasdaq stating that since the Company’s common stock closing bid price had closed above $1 from the dates of April 4, 2023 to April 18, 2023, the Company had regained compliance with Listing Rule 5550(a)(2).

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

(b) Exhibits

The following documents are filed as exhibits hereto:

Exhibit No.	Description

3.1	Certificate of Incorporation (previously filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

3.2	Bylaws (previously filed with the Securities and Exchange Commission as Exhibit 3.2 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

3.3	Certificate of Designation of the Series A Preferred Stock of the Company, dated January 19, 2023 (previously filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 20, 2023)

3.4	Certificate of Amendment to the Certificate of Incorporation of Eightco Holdings Inc. (previously filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 16, 2023)

3.5	Certificate of Amendment to the Certificate of Incorporation of Eightco Holdings, Inc. (previously filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated April 4, 2023)

10.1	Form of Second Amendment Agreement, dated January 6, 2023, by and between Eightco Holdings Inc. and the Investor (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 6, 2023)

10.2	Waiver Agreement, dated January 6, 2023, by and between Eightco Holdings Inc. and BHP (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 6, 2023)

10.3	Waiver Agreement, dated January 19, 2023 by and between Eightco Holdings Inc. and Palladium Capital Group, LLC (previously filed with the Securities and Exchange Commission as Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 filed January 23, 2023)

10.4	Waiver Agreement, dated January 18, 2023, among the members of Forever 8 Fund, LLC set forth on the signature pages to the Membership Interest Purchase Agreement, dated September 14, 2022, by and among Eightco Holdings Inc., Forever 8 Fund, LLC and members of Forever 8 Fund, LLC set forth on the signature pages thereto and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 filed January 23, 2023)

10.5	Securities Purchase Agreement, dated March 15, 2023 (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Current Report on Form 8-K dated March 16, 2023)

10.6	Form of Warrant related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Current Report on Form 8-K dated March 16, 2023)

10.7	Form of Note related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Current Report on Form 8-K dated March 16, 2023)

10.8	Form of Registration Rights Agreement related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Current Report on Form 8-K dated March 16, 2023)

10.9	Form of Lock-Up Agreement related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Current Report on Form 8-K dated March 16, 2023)

10.10	Form of Pledge and Security Agreement related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.6 to the Current Report on Form 8-K dated March 16, 2023)

10.11	Form of Guarantee Agreement related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.7 to the Current Report on Form 8-K dated March 16, 2023)

10.12	Form of Subordination Agreement Amendment related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.8 to the Current Report on Form 8-K dated March 16, 2023)

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101),

*	Filed herewith.
**	The certifications attached as Exhibit 32.1 are not deemed “filed” with the SEC and are not to be incorporated by reference into any filing of Eightco Holdings Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2023

EIGHTCO HOLDINGS INC.

By:	/s/ Brian McFadden
Name:	Brian McFadden
Title:	Chief Executive Officer

EIGHTCO HOLDINGS INC.

By:	/s/ Brett Vroman
Name:	Brett Vroman
Title:	Chief Financial Officer

