Form 10-Q
period 2023-06-30
Eightco Holdings Inc.
filed 2023-08-11
CIK 1892492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

☐ Yes ☒ No

As of August 14, 2023, there were 2,921,678 shares of the registrant’s common stock outstanding.

EIGHTCO HOLDINGS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended June 30, 2023 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, our ability to raise capital, our operational and strategic initiatives or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, and actual results may differ materially from those in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Report as well as information provided elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023. You should carefully consider that information before you make an investment decision.

These and other factors discussed above could cause results to differ materially from those expressed in the estimates made by any independent parties and by us.

3

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this Quarterly Report, the terms “Eightco,” “we,” “us,” “our,” the “Company” and similar terms refer to Eightco Holdings Inc., a Delaware corporation, and all of our consolidated subsidiaries and variable interest entities.

PART I - FINANCIAL INFORMATION

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,374,905	$5,580,431
Restricted cash	2,850,000	1,000,000
Accounts receivable, net	1,809,315	1,263,552
Inventories	7,508,143	4,502,003
Prepaid expenses and other current assets	847,551	1,736,145
Total current assets	17,389,914	14,082,131
Property and equipment, net	856,432	1,321,042
Right of use assets – operating leases	46,938	68,600
Intangible assets, net	17,578,491	18,579,986
Goodwill	22,324,588	22,324,588
Loan held-for-investment	2,224,252	2,224,252
Total assets	$60,420,615	$58,600,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,380,239	$2,174,034
Accrued expenses and other current liabilities	5,307,431	2,624,518
Current portion of operating lease liabilities	44,456	43,950
Line of credit	4,025,000	1,850,000
Convertible note payable, net of debt discount of $3,610,750	1,944,250	—
Due to Related Parties	7,226,700	7,226,700
Total current liabilities	20,928,076	13,919,202

Convertible notes payable, net of debt discount of $283,621 and $1,831,828, respectively	1,716,379	7,911,505
Convertible notes payable – related parties, net of debt discount of $2,250,000 and $2,750,000, respectively	25,133,700	24,750,000
Operating lease liabilities, net of current portion	4,330	26,564
Contingent consideration	6,100,000	6,100,000
Deferred tax liabilities	82,104	82,104
Total liabilities	$53,964,589	$52,789,375

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and 1,311 and 0 shares outstanding at June 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized and 2,921,678 and 633,602 shares outstanding at June 30, 2023 and December 31, 2022, respectively	$2,922	$633
Additional paid-in capital	109,826,900	50,617,631
Accumulated deficit	(103,662,587)	(44,958,199)
Accumulated other Comprehensive Income	605,300	467,668
Total stockholders’ equity attributable to Eightco Holdings Inc.	6,772,535	6,127,733
Non-controlling interest	(316,509)	(316,509)
Total stockholders’ equity	6,456,026	5,811,224
Total liabilities and stockholders’ equity	$60,420,615	$58,600,599

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Revenues, net	$20,547,153	$7,345,959	$36,436,868	$11,065,606
Cost of revenues	18,017,259	6,546,875	32,087,882	9,721,258
Gross profit	2,529,894	799,084	4,348,986	1,344,348

Operating expenses:
Selling, general and administrative expenses	5,001,242	4,292,308	10,350,673	6,214,103
Impairment	292,748	-	292,748	-
Total operating expenses	5,293,990	4,292,308	10,643,421	6,214,103
Operating loss	(2,764,096)	(3,493,224)	(6,294,435)	(4,869,755)

Non-operating income (expense):
Interest income (expense), net	(2,736,333)	454	(5,549,560)	325
Loss On Issuance of Warrants	(3,387,604)	-	(46,928,815)	-
Other income	34,785	53,013	68,422	102,532
Total non-operating income (expense)	(6,089,152)	53,467	(52,409,953)	102,857

Net loss before income tax expense	(8,853,248)	(3,439,757)	(58,704,388)	(4,766,898)

Income tax expense (benefit)	-	17,000	-	(172,997)

Net loss	$(8,853,248)	$(3,456,757)	(58,704,388)	(4,593,901)
Net loss attributable to non-controlling interest	-	(92,308)	-	(219,062)
Net loss attributable to Eightco, Inc.	(8,853,248)	(3,364,449)	(58,704,388)	(4,374,839)
Earnings (loss) per share:
Loss per share – basic and diluted	$(3.54)	$(7.71)	$(31.35)	$(10.03)
Weight average number of common shares outstanding – basic and diluted	2,496,665	436,304	1,872,611	436,304

See the accompanying notes to the condensed consolidated financial statements.

6

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Net loss	$(8,853,248)	(3,364,449)	(58,704,388)	(4,374,839)
Foreign currency translation – unrealized gain (loss)	86,267	-	137,632	-
Comprehensive loss	(8,766,981)	(3,364,449)	(58,566,756)	(4,374,839)

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid in	Non controlling	Retained Earnings (Accumulated)	Accumulated Other
	Shares	Amount	Capital	Interest	Deficit	Income		Total

Balance, January 1, 2022	10,000	$10	$(10)	$(128,860)	$2,300,212		-	$2,171,352
Net loss	-	-	-	(126,754)	(1,010,390)		-	(1,137,144)
Balance, March 31, 2022	10,000	$10	$(10)	$(255,614)	$1,289,822	$		$1,034,208
Issuance of common stock to investors	1,500,000	1,500	11,998,500	-	-		-	12,000,000
Exercise of warrants	1,499,923	1,500	(500)	-	-		-	1,000
Issuance of common stock t shareholders upon distribution from Vinco Ventures, Inc.	18,805,243	18,805	(18,805)	-	-		-	-
Issuance of warrants to noteholders and placement agent	-	-	3,905,548	-	-		-	3,905,548
Offering costs	-	-	(960,000)	-	-		-	(960,000)
Share-based compensation	-	-	609,000	-	-		-	609,000
Net loss	-	-	-	(92,308)	(3,364,449)		-	(3,456,757)
Balance, June 30, 2022	21,815,166	$21,815	$15,533,733	$(347,922)	$(2,074,627)	$		$13,132,999

Balance, January 1, 2023	633,364	633	50,617,631	(316,509)	(44,958,199)		467,668	5,811,224
Issuance of common stock to note holders	774,333	774	7,742,559	-	-		-	7,743,333
Exercise of warrants	366,622	367	14,233	-	-		-	14,600
Issuance of common stock to employees and directors	23,250	23	(23)	-	-		-	-
Issuance of warrants	-	-	47,876,820	-	-		-	47,876,820
Foreign currency translation	-	-	-	-	-		51,365	51,365
Net loss	-	-	-	-	(49,851,140)		-	(49,851,140)
Balance, March 31, 2023	1,797,570	$1,797	$106,251,220	$(316,509)	$(94,809,339)		519,033	$11,646,202
Issuance of common stock to investors	95,298	95	(95)	-	-		-	-
Exercise of warrants	1,028,810	1,030	(829)	-	-		-	201
Share-based compensation	-	-	189,000	-	-		-	189,000
Foreign currency translation	-	-	-	-	-		86,267	86,267
Issuance of warrants	-	-	3,387,604	-	-		-	3,387,604
Net loss	-	-	-	-	(8,853,248)		-	(8,853,248)

Balance, June 30, 2023	2,921,678	$2,922	$109,826,900	$(316,509)	$(103,662,587)		605,300	$6,456,026

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net loss	$(58,704,388)	$(4,593,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,259,738	118,384
Impairment	292,748	-
Amortization of debt issuance costs	3,992,457	-
Loss on issuance of warrants	46,928,815	-
Share-based compensation	189,000	609,000
Provision for bad debts	608,356	46,705
Gain on sale of assets	5,897	-
Changes in assets and liabilities:
Accounts receivable	(1,154,119)	(271,226)
Inventories	(2,868,508)	(39,425)
Prepaid expenses and other current assets	888,594	1,859,439
Accounts payable	206,205	291,175
Accrued expenses and other current liabilities	2,682,847	(3,914,330)

Net cash used in operating activities	(5,672,358)	(5,894,179)

Cash flows from investing activities:
Purchases of property and equipment	(114,027)	(52,599)
Purchases of developed technology	(159,251)	-
Proceeds from sale of property and equipment	181,000	-

Net cash used in investing activities	(92,278)	(52,599)

Cash flows from financing activities:
Net borrowings under lines of credit	2,175,000	-
Net proceeds from issuance of common stock	14,799	12,001,000
Net borrowings under convertible notes	3,150,000	30,000,000
Due to Former Parent	-	3,028,154
Fees paid for financing costs	(664,389)	-
Repayments under convertible notes payable – related parties	(116,300)	-
Repayments under notes payable	-	(27,644)

Net cash provided by financing activities	4,559,110	45,001,510

Net (decrease) increase in cash and cash equivalents and restricted cash	(1,205,526)	39,054,732
Cash and cash equivalents and restricted cash, beginning of the year	5,580,431	911,194
Cash and cash equivalents and restricted cash, end of the period	$4,374,905	$39,965,926

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$203
Cash paid for income taxes	$-	$147,000
Right of use assets	$-	$98,736
Operating lease liabilities	$-	$98,736
Convertible shares under notes payable	$7,743,333	$-
Issuance of warrants to noteholders and placement agent	$4,335,611	$3,905,458
Original issue discount	$555,000	$3,333,333
Accrued placement agent fees for equity placement	$960,000	$960,000
Accrued placement agent fees for debt placement	$-	$560,000
Issuance of common stock upon the distribution from Vinco Ventures, Inc.	$-	$18,805

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As used herein, “Eightco” and the “Company” refer to Eightco Holdings Inc. and subsidiaries and/or where applicable, its management, a Delaware corporation originally incorporated on September 21, 2021 (date of inception) under the laws of the State of Nevada. On March 9, 2022, the company converted to a Delaware corporation pursuant to a plan of conversion entered into with its former parent, Vinco Ventures, Inc. (“Vinco” or “Former Parent”). The company operates in three main businesses: Forever 8 Inventory Cash Flow Solution, Web3 Business, and Packaging Business. Forever 8 Fund LLC (“Forever 8”), which focuses on purchasing inventory for e-commerce retailers, was acquired by the company on October 1, 2022, and is part of its Inventory Solution Business. The company previously sold BTC mining equipment and developed an NFT character set under its Web3 Business but has no intention of continuing this business at this time. The Packaging Business manufactures and sells custom packaging for a wide variety of products and helps customers generate brand awareness and promote brand image through packaging. Prior to the Separation (as defined below), the Company was 100% owned by Vinco.

As of June 30, 2023, Eightco had three wholly-owned subsidiaries: Forever 8, Ferguson Containers, Inc. (“Ferguson Containers”) and BlockHiro, LLC. Ferguson Containers owns 100% of 8co Holdings Shared Services, LLC. Eightco owns 51% of CW Machines, LLC which is consolidated under the voting interest entity model. Under the voting interest entity model, control is presumed by the holder of a majority voting interest unless noncontrolling shareholders have substantive participating rights. Forever 8 owns 100% of Forever 8 UK, Ltd and Forever 8 Fund EU Holdings BV.

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

On March 29, 2022, Ferguson Containers ownership was assigned by the Former Parent to the Company. This transaction between entities under common control resulted in a change in reporting entity and required retrospective combination of the entities for all periods presented, as if the combination had been in effect since the inception of common control. Accordingly, the consolidated financial statements of the Company reflect the accounting of the combined acquired subsidiaries at historical carrying values, except that equity reflects the equity of Eightco.

Liquidity Uncertainties.

As of June 30, 2023, the Company had approximately $4.3 million in cash and cash equivalents as compared to $5.6 million at December 31, 2022. The Company expects that its current cash and cash equivalents, approximately $2.4 million as of the date of this quarterly report, will be sufficient to support its projected operating requirements for at least the next 12 months from this date.

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

Basis of Presentation.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2023 may not be indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2023.

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

Business Combinations. For business combinations that meet the accounting definition of a business, the Company determines and allocates the purchase price of an acquired company to the tangible and intangible assets acquired, the liabilities assumed, and noncontrolling interest, if applicable, as of the date of acquisition at fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. In the discounted cash flow method, estimated future cash flows are based on management’s expectations for the future. Revenues and costs of the acquired companies are included in the Company’s operating results from the date of acquisition. The Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, and these estimates and assumptions are inherently uncertain and subject to refinement during the measurement period not to exceed one year from the acquisition date. As a result, any adjustment identified subsequent to the measurement period is included in operating results in the period in which the amount is determined (See Note 3 – “Acquisitions”).

Cash and Cash Equivalents. The Company considers all highly liquid, short-term investments with original maturities of six months or less when purchased to be cash equivalents.

Restricted Cash. The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its January 2022 Note. See Note 14 – “Convertible Notes Payable” for further discussion.

Accounts Receivable. Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. Management estimates the allowance for bad debts based on existing economic conditions, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted. The allowance for doubtful account was $46,705 as of June 30, 2023 and December 31, 2022, respectively. There were two customers who represented 35% and 12% of total accounts receivable as of June 30, 2023.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets and Long-lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of its long-lived assets using undiscounted cash flows. If an asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. We record intangible assets based on their fair value on the date of acquisition. Intangible assets include the cost of developed technology, customer relationships, trademarks and tradenames. Intangible assets are amortized utilizing the straight-line method over their remaining economic useful lives, as follows: 10 years for developed technology, 7 years for customer relationships and 7 years for trademarks and tradenames. The Company reviews long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to an asset, an impairment loss equal to the remaining carrying value of the asset is recorded. The Company did not record any impairment charges related to intangibles assets during the six months ended June 30, 2023 and 2022, respectively. The Company recorded impairment charges related to long-lived assets of $292,748 and $0 during the six months ended June 30, 2023 and 2022, respectively.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for fulfilling those performance obligations. Revenue for product sales is recognized upon receipt by the customer. There are no contract assets or contract liabilities and therefore no unsatisfied performance obligations. One customer represented 78% of total revenues for the six months ended June 30, 2023.

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

Comprehensive income. The Company follows Accounting Standards Codification (“ASC”) 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company’s only component of comprehensive income (loss) for the years ended December 31, 2022 and 2021 was foreign currency translation adjustments.

Foreign Currency Transactions and Translation. Eightco’s functional currency is the United States Dollar (“USD”) and the Forever 8 functional currency in which it operates is the Euro (“EUR”).

For the purpose of presenting these consolidated financial statements the reporting currency is USD. Forever 8 assets and liabilities are expressed in USDs at the exchange rate on the balance sheet date, equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholders’ equity section of the balance sheets.

Transactions in currencies other than the entity’s functional currency are recorded at the rates of exchange prevailing on the date of the transaction. At the end of each reporting period, monetary items denominated in foreign currencies are translated at the rates prevailing at the end of the reporting periods. Exchange differences arising on the settlement of monetary items and on translation of monetary items at period-end are included in statement of comprehensive loss.

Exchange rate used for the translation as follows:

USD to EUR – 1 USD to .9174 EUR’s.

USD to GBP – 1 USD to .7937 GBP’s.

Earnings Per Share. The Company follows ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share. Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of June 30, 2023 and 2022, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30, 2023	June 30, 2022

Warrants for Former Parent warrant holders	-	174,404
Convertible shares under notes payable	3,083,802	66,667
Warrants for noteholders and placement agents	4,134,629	77,333
Warrants for equity investors and placement agents	728,000	34,800
Shares reserved for issuance for preferred units of Forever 8 Fund, LLC	215,000	-
Convertible notes payable issued in acquisition of Forever 8 Fund, LLC	275,000	-
Shares reserved for contingent consideration for acquisition of Forever 8 Fund, LLC	370,000	-
Shares to be issued	165,000	6,000
Total common stock equivalents	8,971,431	359,204

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes. The Company accounts for income taxes under the provisions of the FASB ASC Topic 740 “Income Taxes” (“ASC Topic 740”). The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of June 30, 2023 and 2022. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of comprehensive income. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, accounts payable and other current liabilities approximate fair values due to the short-term nature of these instruments. The Company’s long-term debt consists of $38,963,700. The estimated fair value of this debt approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market interest rates.

Concentration of Credit Risks. Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. Cash and cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. The Company has not experienced any significant losses on its deposits of cash and cash equivalents. In regard to trade receivables, the Company performs ongoing evaluations of its customers’ financial condition as well as general economic conditions and, generally, requires no collateral from its customers. On June 30, 2023, amount due from one customer totaled approximately 17% of accounts receivable.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Pursuant to the Purchase Agreement, the Sellers received consideration consisting of (i) an aggregate of 215,000 non-voting preferred membership units of Forever 8 (the “Initial Base Preferred Units”), subject to adjustments discussed below, (ii) convertible promissory notes in an aggregate principal amount of $27.5 million (the “Promissory Notes”), and (iii) the right to receive potential earnout amounts as discussed below. The following table summarizes the aggregate preliminary purchase price consideration paid to acquire Forever 8:

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

The Company believes that this combination will further strengthen its future growth opportunities. The Company accounted for this acquisition as a business combination under the acquisition method of accounting. The following table summarizes the preliminary purchase price allocation of fair values of the assets acquired and liabilities assumed at the date of acquisition:

October 1,
2022
Cash and cash equivalents	$732,716
Accounts receivable, net	561,569
Inventories	7,464,823
Prepaid expenses and other assets	116,857
Property and equipment	2,146
Intangible assets	19,000,000
Goodwill	22,324,588
Total assets acquired	50,202,699

Accounts payable and accrued expenses	10,452,699
Debt	1,850,000
Earnout	-
Total liabilities assumed	12,302,699

Total	$37,900,000

The Company anticipates the goodwill will be tax deductible.

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Trade accounts receivable	$2,417,671	$1,871,908
Less: allowance for doubtful accounts	(608,356)	(608,356)
Total accounts receivable	$1,809,315	$1,263,552

5. INVENTORIES

Inventories consist of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Raw materials	$28,904	$27,922
Finished goods	8,179,239	4,474,081
Reserve for obsolescence	(700,000)	-
Total inventories	$7,508,143	$4,502,003

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Other current assets consist of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Advances for inventory purchases	$440,532	$630,967
Prepaid insurance	44,777	735,934
Deposits	254,848	90,578
Prepaid software deposit	-	242,200
Other	107,394	36,466
Total other current assets	$847,551	$1,736,145

7. LOAN HELD-FOR-INVESTMENT, RELATED PARTY

Loan held-for-investment, related party, represents a senior secured promissory note (the “Wattum Note”) from Wattum Management Inc., a non-controlling member of CW Machines, LLC, a related party. The Wattum Note bears interest of 5% per annum and matures on October 12, 2026 with the entire outstanding principal and accrued interest due at maturity date. The Wattum Note is secured by assets of Wattum Management, Inc. At June 30, 2023 and December 31, 2022, the principal amount of the loan held for investment was $2,224,252.

8. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Land	$-	$-
Building and building improvements	781,985	781,985
Equipment and machinery	4,752,381	5,146,029
Furniture and fixtures	278,665	280,811
Office and computer equipment	2,146	-
Vehicles	585,854	572,927
	6,401,031	6,781,752
Less: accumulated depreciation	(5,544,599)	(5,460,710)
Total property and equipment, net	$856,432	$1,321,042

Depreciation and amortization expense was $49,495 and $59,192 for the three months ended June 30, 2023 and 2022, respectively, and $98,992 and $118,384 for the six months ended June 30, 2023 and June 30, 2022, respectively.

9. INTANGIBLE ASSETS, NET

Intangible assets consist of the following at June 30, 2023 and December 31, 2022:

	Useful Lives	June 30, 2023	December 31, 2022

Customer relationships	7 years	$7,100,000	$7,100,000
Developed technology	10 years	10,017,845	9,858,594
Trademarks and tradenames	7 years	2,200,000	2,200,000
		19,317,845	19,158,594
Less: accumulated amortization		(1,739,354)	(578,608)
Total intangible assets, net		$17,578,491	$18,579,986

Amortization expense was $582,138 and $0 for the three months ended June 30, 2023 and 2022, respectively, and $1,160,746 and $0 for the six months ended June 30, 2023 and June 30, 2022, respectively.

Amortization expense for the next five years is as follows:

For the years ending December 31,
2023 (excluding the six months ended June 30, 2023)	$1,157,216
2024	2,314,431
2025	2,314,431
2026	2,314,431
2027	2,314,431
Thereafter	7,163,551
$17,578,491

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. GOODWILL

The changes in the carrying amount of goodwill for the period from January 1, 2023 through June 30, 2023 consisted of the following:

Balance, January 1, 2023	$22,324,588
Additions and adjustments	-
Balance, June 30, 2023	$22,324,588

11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Customer deposits	$28,567	$83,504
Payroll and related benefits	1,429,920	386,781
Professional fees	200,000	280,000
Accrued taxes	-	-
Accrued settlement liability for equity holders of Forever 8	-	469,775
Accrued interest	2,150,476	825,872
Accrued rent	1,050,000	525,000
Accrued warrant liability	206,779	-
Other	241,689	53,586
Total accrued expenses and other current liabilities	$5,307,431	$2,624,518

12. DUE TO AND FROM FORMER PARENT

As of June 30, 2023 and December 31, 2022, due to Former Parent consists of net amounts due to Vinco related to management fees and borrowings for working capital and financing needs of Eightco as well as other operating expenses that were paid for on behalf of one to the other. As of June 30, 2023 and December 31, 2022, the net amount due to Former Parent was $7,226,700.

13. LINES OF CREDIT

Principal due under the lines of credit was as follows at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Lines of credit, 15%, 6/30/24	$1,750,000	$1,175,000
Lines of credit – related parties, 15%, 6/30/24	2,275,000	675,000
Lines of credit, net	$4,025,000	$1,850,000

The lines of credit mature on June 30, 2024 with an extension available until September 30, 2024 at the Company’s option.

Interest expense under lines of credit was $102,479 and $0 for the three months ended June 30, 2023 and 2022, respectively, $171,854 and $0 for the six months ended June 30, 2023 and 2022, respectively.

14. CONVERTIBLE NOTES PAYABLE

Principal due under the convertible note payable was as follows at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Current:
Note payable, 0%	5,555,000	-
Less: debt discount	(3,610,750)	-
Convertible notes payable, net, current	$1,944,250	$-

Long-Term:
Note payable, 0%	2,000,000	9,743,333
Less: debt discount	(283,621)	(1,831,828)
Convertible notes payable, net	$1,716,379	$7,911,505

Interest expense under the convertible notes payable was $1,698,999 and $0, of which $1,698,999 and $0 was related to amortization of the debt discount, for the three months ended June 30, 2023 and 2022, respectively, and $3,492,457 and $0, of which $3,492,457 and $0 was related to amortization of the debt discount, for the six months ended June 30, 2023 and 2022, respectively.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. CONVERTIBLE NOTES PAYABLE (continued)

March 2023 Offering

On March 15, 2023, Eightco entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Hudson Bay (the “Investor”) for the issuance and sale of a Senior Secured Convertible Note with an initial principal amount of $5,555,000 (the “Note”) at a conversion price of $6.245 per share of Common Stock, and a warrant (the “Warrant”) to purchase up to 889,512 shares of Common Stock with an initial exercise price of $6.245 per share of Common Stock (the “Private Placement”). The purchase price of the Note was $5,000,000 with an original issue discount of $555,000.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. CONVERTIBLE NOTES PAYABLE (continued)

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. CONVERTIBLE NOTES PAYABLE (continued)

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

On March 23, 2023, the warrants issued were classified as equity with an initial grant date fair value of $4,532,673, of which $4,335,611 was recorded as a deferred debt discount, $197,061 of the excess fair value was immediately expensed as loss on issuance of warrants. The Company also incurred $664,389 of issuance expenses which were recorded as deferred debt discount. The fair value of the warrants was computed on the grant date using a per share price of $0.12 per share. The fair value was estimated using the Black Scholes option pricing models with the following assumptions:

	Dividend Yield	Expected Volatility	Risk-free Interest Rate	Expected Life
Hudson Bay Warrant; March 2023	0.00%	143.23%	3.88%	2.5 years
Palladium Capital Warrant; March 2023	0.00%	143.23%	3.88%	2.5 years

On April 5, 2023, the warrants issued under the March 2023 Offering were adjusted under the terms and conditions to a strike price of $2.01 due to the reverse stock split. The adjustment resulted in a fair value of $3,387,604, of which $3,387,604 was immediately expensed as loss on issuance of warrants. The fair value was estimated using the Black Scholes option pricing models with the following assumptions:

	Dividend Yield	Expected Volatility	Risk-free Interest Rate	Expected Life
Hudson Bay Warrant; March 2023	0.00%	143.81%	3.67%	2.5 years
Palladium Capital Warrant; March 2023	0.00%	143.81%	3.67%	2.5 years

January 2022 Offering

On January 26, 2022, the Company, entered into a Securities Purchase Agreement (the “Note Securities Purchase Agreement”) with an accredited investor (the “Note Investor”) for the issuance and sale of a Senior Convertible Note with an initial principal amount of $33,333,333 (the “January 2022 Note”) at a conversion price of $10.00 per share of Eightco’s Common Stock with a purchase amount of $30,000,000 and an original issue discount of $3,333,333, a warrant (the “January 2022 Warrant”) to purchase up to 66,667 shares of Common Stock with an initial exercise price of $10.00 per share of Common Stock (the “Note Private Placement”). In addition, the Company issued a warrant to the placement agent to purchase up to 1,067 shares of Common Stock with an initial exercise price of $10.00 per share of Common Stock. The warrants vest immediately, expiring on May 16, 2027 and had an estimated fair value of $3,905,548. The Company recorded a debt discount of $7,798,881 which consists of the original issue discount of $3,333,333, the fair value of the warrants of $3,905,548 and placement agent fees of $560,000. The discount will be amortized over the term of the convertible note payable. The entire outstanding principal balance and any outstanding fees or interest shall be due and payable in full on the third anniversary of the date the note is issued, May 5, 2022. The January 2022 Note does not bear interest, provided, however, that the Note will bear interest at 18% per annum upon the occurrence of an event of default. Eightco and the Note Investor closed the transaction contemplated by the Note Securities Purchase Agreement on May 5, 2022. In connection with the Note Private Placement, the Company also entered into a Registration Rights Agreement (the “January 2022 Registration Rights Agreement”) with the Note Investor, and, upon the closing, entered into a Security Agreement, a Pledge Agreement and various ancillary certificates, disclosure schedules and exhibits in support thereof prior to the closing of the Note Securities Purchase Agreement.

On July 28, 2022, the Company entered into an Amendment Agreement (the “July 2022 Amendment Agreement”) with the Note Investor to amend the Note Securities Purchase Agreement, the January 2022 Note, and that certain January 2022 Registration Rights Agreement.

Pursuant to the July 2022 Amendment Agreement, the Company released an aggregate of $29,000,000 (the “Released Funds”) from the restricted funds account maintained in accordance with the Note Securities Purchase Agreement (the “Restricted Funds Account”) and, going forward, must deposit 50% of any Warrant Exercise Cash (as defined in the July 2022 Amendment Agreement) into the Restricted Funds Account. As required by the July 2022 Amendment Agreement, the Company used $22,000,000 of the Released Funds to repurchase from the Investor $22,000,000 of the principal of the January 2022 Note. Pursuant to the July 2022 Amendment Agreement, the conversion price of the balance of the January 2022 Note that remains was voluntarily adjusted to $1.06 (the “Adjustment”). The July 2022 Amendment Agreement also amended the January 2022 Registration Rights Agreement. to require the Company to register (i) the number of shares of common stock equal to 200% of the shares issuable upon conversion of the January 2022 Note and (ii) the number of shares of common stock equal to 200% of the shares issuable upon exercise of the warrant issued under the Note Securities Purchase Agreement, assuming all cash has been released from the Restricted Funds Account and the number of shares of common stock issuable upon exercise of the January 2022 Warrant issued under the Note Securities Purchase Agreement has been adjusted in accordance with Section 3(c) of the warrant. The July 2022 Amendment Agreement requires the Company to register additional shares of its common stock underlying the January 2022 Note. Accordingly, the Company filed a registration statement on Form S-1 dated August 12, 2022 (the “August S-1”) with the Securities and Exchange Commission. The August S-1 includes 301,007 shares of the Company’s common stock issuable upon the conversion of the January 2022 Note as a result of the Adjustment.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. CONVERTIBLE NOTE PAYABLE (continued)

As a result of the Adjustment, the exercise price of (i) warrants to purchase up to 15,467 shares of the Company’s Common Stock held by Palladium Capital Group, LLC, (ii) warrants to purchase up to 66,667 shares of the Company’s Common Stock held by the Note Investor, and (iii) warrants to purchase up to 30,000 shares of the Company’s Common Stock held by BHP Capital NY, Inc. was adjusted to $1.06 per share of the Company’s Common Stock.

The July 2022 Amendment Agreement amends the January 2022 Note to permit the Company to enter into technology license agreements which obligate the Company to make cash payments of up to $10,000,000 (the “Cash Payment”) and Common Stock issuances of up to 5,000 restricted shares, provided (i) the Cash Payments are not due until at least two years after the signing of such license agreements, and (ii) the Company must enter into an intercreditor agreement in connection with each license agreement. The July 2022 Amendment Agreement also amends the January 2022 Note to increase the permitted amount of a lien on indebtedness of the Company from $500,000 to $10,000,000.

The July 2022 Amendment Agreement grants the holder of the January 2022 Note the right, at any time after December 27, 2023, to force the Company to redeem all or any portion of the outstanding principal, interest or penalties on the January 2022 Note.

The parties also amended the Company’s carve out to its financing standstill as set forth in the July 2022 Amendment Agreement.

On September 14, 2022, the Company and the Note Investor entered into a waiver (the “Waiver”) to permit, subject to the terms and conditions set forth therein, the entry into a purchase agreement for Forever 8. Pursuant to the Waiver, the conversion price and exercise price of the January 2022 Note and the January 2022 Warrants, respectively, were voluntarily and irrevocably adjusted to equal $50.00, subject to further adjustment as set forth therein. As a result of the price adjustment feature, the number of shares of the Company’s common stock issuable upon exercise of the January 2022 Warrants and conversion of the January 2022 Notes was increased upon the acquisition of Forever 8 on October 1, 2022.

As a result of the adjustment of the January 2022 Note and January 2022 Warrant conversion and exercise price, respectively, in the Waiver, the exercise price of (i) warrants to purchase up to 15,467 shares of the Company’s Common Stock held by Palladium Capital Group, LLC, (ii) warrants to purchase up to 66,667 shares of the Company’s Common Stock held by the Note Investor, and (iii) warrants to purchase up to 30,000 shares of the Company’s Common Stock held by BHP Capital NY, Inc. was adjusted to $50.00 per share of the Company’s Common Stock.

On January 6, 2023, the Company entered into a Second Amendment Agreement (the “Second Amendment Agreement”) with Hudson Bay to amend the (i) Note Securities Purchase Agreement, (ii) the January 2022 Note, (iii) the January 2022 Registration Rights Agreement, and (iv) the January 2022 Warrant.

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

The Second Amendment Agreement provides that if Hudson Bay converts any portion of the January 2022 Note during the 10 consecutive trading day period starting on January 6, 2023 (the “Applicable Conversion Period”), Hudson Bay shall, on the first business day immediately following the end of the Applicable Conversion Period, release to the Company an amount of cash from the Control Account (as defined in the January 2022 Note) equal to 20% of the amount converted during the Applicable Conversion Period if the volume-weighted average price (“VWAP”) of the common stock on each trading day during the Applicable Conversion Period equals or exceeds $10.00 and there is no circumstance or event that would, with or without the passage of time or the giving of notice, result in a material default, material breach or event of default under any Transaction Document (as defined in the Note Securties Purchase Agreement).

As a result of the voluntary adjustment to the conversion price of the January 2022 Note, the exercise price of the January 2022 Warrant was automatically adjusted to $10.00 per share of common stock and the number of shares issuable upon exercise of the January 2022 Warrant (the “HB Warrant Shares”) was proportionately increased to 3,333,333 HB Warrant Shares. Pursuant to the Second Amendment Agreement, Hudson Bay agreed to waive the adjustment to the number of HB Warrant Shares issuable pursuant to the January 2022 Warrant to the extent such adjustment results in a number of HB Warrant Shares underlying the January 2022 Warrant exceeding 2,220,000. The Second Amendment Agreement provides that Hudson Bay (i) will not exercise January 2022 Warrants to purchase more than an aggregate of 1,500,000 HB Warrant Shares until March 2, 2023, provided such limitation will be waived upon the occurrence of an Event of Default (as defined in the January 2022 Note) or if the VWAP of the common stock on any trading day from January 6, 2023 until March 2, 2023 is less than $11.00 and (ii) will not exercise the January 2022 Warrant until (x) such time as the aggregate principal amount outstanding of the January 2022 Note is equal to or less than the amount remaining in the Control Account or (y) the occurrence of an Event of Default (the “HB Initial Exercisability Date”). However, Hudson Bay may exercise Warrants for up to 200,000 shares of common stock prior to the HB Initial Exercisability Date if the VWAP of the common stock on any trading day during the period starting on March 1, 2023 and ending on and including March 31, 2023 is less than $10.00. If the VWAP of the common stock on each trading day from January 6, 2023 through March 1, 2023, is greater than $11.00, Hudson Bay will forfeit the right to purchase 720,000 HB Warrant Shares pursuant to the January 2022 Warrant, provided that there is no circumstance or event that would, with or without the passage of time or the giving of notice, result in a material default, material breach or event of default under any Transaction Document. Additionally, the exercise price of the January 2022 Warrant was voluntarily further adjusted to $0.01 per share of common stock in lieu of the investors taking less warrant shares. The VWAP of the common stock, from January 6, 2023 through March 1, 2023, was below $11.00, as such Hudson Bay did not forfeit the 720,000 HB Warrant Shares.

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

15. CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

The convertible notes payable, related party were issued as part of consideration for the acquisition of Forever 8. The discount was calculated based on the fair value of the instrument as of October 1, 2022. See Note 3 – “Acquisitions” for further information. Principal due under the convertible note payable – related parties was as follows at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Notes payable, 10%	27,383,700	27,500,000
Less: debt discount	(2,250,000)	(2,750,000)
Notes payable, net	$25,133,700	$24,750,000

Interest expense under convertible notes payable – related parties was $937,000 and $0, of which $250,000 and $0 was related to amortization of the debt discount, for the three months ended June 30, 2023 and 2022, respectively, and 1,874,000 and $0, of which $500,000 and $0 was related to amortization of the debt discount, for the six months ended June 30, 2023 and 2022, respectively.

16. INCOME TAXES

Eightco is taxed as a corporation and pays corporate federal, state and local taxes on income.

Forever 8, BlockHiro, LLC and Cryptyde Shares Services, LLC are limited liability companies which are disregarded entities for income tax purposes and are owned 100% by Eightco and Ferguson Containers, respectively. The Company pays corporate federal, state and local taxes on income allocated to it from BlockHiro, LLC and 8co Holdings Shared Services, LLC.

CW Machines, LLC is a limited liability company for income tax purposes and is owned 51% by Eightco. The Company pays corporate federal, state and local taxes on income allocated to it from CW Machines, LLC.

Ferguson Containers is taxed as a corporation and pays corporate federal, state and local taxes on income.

Forever 8 UK Ltd. is taxed as a corporation and pays foreign taxes on income.

F8 Fund EU Holdings BV is taxed as a corporation and pays foreign taxes on income.

Income tax (benefit) expense was $0 and $17,000 for the three months ended June 30, 2023 and 2022, respectively, and $0 and ($172,997) for the six months ended June 30, 2023 and 2022, respectively. The decrease in income tax benefit is due to the reversal of income taxes payable due to net operating losses incurred in 2022. The Company has recorded a full valuation allowance on net operating losses.

There are no unrecognized tax benefits and no accruals for uncertain tax positions.

As of June 30, 2023, the Company had a net operating loss carryforward for federal income tax purposes of approximately $4,150,207 and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The Company’s net operating loss carryforward begins to expire in 2041.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17. STOCKHOLDERS’ EQUITY

Common Stock. Prior to the Separation, Vinco owned 100% of the issued and outstanding common stock of Eightco. Effective June 29, 2022, the Company separated from Vinco, and the distribution of its common stock was completed. As of June 30, 2023 and December 31, 2022, the Company had 1,797,570 and 633,365 issued and outstanding shares of common stock, respectively.

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

Common stock issuances during the six months ended June 30, 2023:

From January 1, 2023 through June 30, 2023, the Company issued a total of 774,733 shares of common stock to a noteholder for repayment of principal valued at $7,743,333 based on the conversion price set forth in the Note.

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

From April 18, 2023 through May 3, 2023, the Company issued 849,710 shares of common stock for warrant exercises.

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

As of June 30, 2023 and December 31, 2022, the Company had 1,311 and 0 issued and outstanding shares of Series A Preferred Stock, respectively. All shares of Series A Preferred Stock issued have been since redeemed.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases certain office space from an entity affiliated through common ownership under an operating lease agreement on a month-to-month basis.

On April 26, 2022, the Company entered into an assignment and assumption agreement with Vinco Ventures, Inc. whereby the parties agreed to transfer and assign to Eightco the lease agreement dated July 16, 2021 by and between Abdi R. Boozer-Jomehri (d/b/a Safety Harbor Centre, Inc.) and Edison Nation, LLC, a 100% owned subsidiary of Vinco (the “Safety Harbor Lease”). The Company adopted ASC 842 on January 1, 2022 and recognized a right of use asset and liability of $98,736 using a discount rate of 4.5%. There are no other material operating leases. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases.

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

Rent expense was $344,906 and $33,000 for the three months ended June 30, 2023 and 2022, respectively, and $690,626 and $63,700 for the six months ended June 30, 2023 and 2022, respectively. Rental payments are expensed in the statements of comprehensive income in the period to which they relate.

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

On February 25, 2022, the Former Parent and Emmersive entered into a Termination and Release Agreement, terminating certain transaction documents dated April 17, 2021, and a Milestone Agreement for the earnout shares to be earned and any remaining consideration to be paid by Eightco with an effective date of the agreements upon the spin-off being declared effective (“Effective Date”) Upon the spinoff, the agreements release Emmersive of the opportunity to earn the additional shares of common stock of the Former Parent from the Asset Contribution Agreement. The contingent consideration to be paid by Eightco upon the successful completion of the spin-off are described below:

Earned Shares: Issuance of 6,000 shares of common stock of Eightco (“Eightco Shares”). The Company recorded $609,000 of share-based compensation related to the Eightco Shares.

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

None of the above milestones were met as of June 30, 2023.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19. SEGMENTING REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the six months ended June 30, 2023 were the Inventory Management Solutions segment and the Corrugated segment. The Company’s chief operating decision maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of June 30, 2023 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers.

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

For the three and six months ended June 30, 2022, the Company had only one operating segment (corrugated) thus segment info for this period is not presented. Segment information available with respect to these reportable business segments for the three and six months ended June 30, 2023 was as follows:

	For the Three months Ended June 30,	For the Six months Ended June 30,
	2023	2023
Revenues:
Inventory Management Solutions	$18,864,903	$32,813,244
Corrugated	1,682,250	3,623,624
Total segment and consolidated revenues	$20,547,153	$36,436,868

Cost of revenues:
Inventory Management Solutions	$16,824,061	$29,458,650
Corrugated	1,193,198	2,629,232
Total segment and consolidated cost of revenues	$18,017,259	$32,087,882

Gross profit:
Inventory Management Solutions	$2,040,842	$3,354,594
Corrugated	489,052	994,392
Total segment and consolidated gross profit	$2,529,894	$4,348,986

Income from operations:
Inventory Management Solutions	$(525,530)	$(1,017,764)
Corrugated	99,737	245,319
Corporate	(2,338,303)	(5,521,990)
Total segment and consolidated income from operations	$(2,764,096)	$(6,294,435)

Depreciation and amortization:
Inventory Management Solutions	$584,166	$1,160,746
Corrugated	49,496	98,993
Total segment and consolidated depreciation and amortization	$633,662	$1,259,739

Revenues by geography:
North America	$3,772,968	$7,060,372
Europe	16,774,185	29,376,496
Total geography and consolidated revenues	$20,547,153	$36,436,868

Segment capital expenditures:
Inventory Management Solutions		$-
Corrugated		114,028
Corporate		-
Total segment and consolidated capital expenditures		$114,028

Segment total assets:		$
Inventory Management Solutions		52,160,446
Corrugated		2,595,471
Corporate		5,664,698
Total segment and consolidated assets		$60,420,615

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As explained above, unless otherwise indicated, the terms “we,” “us,” “our,” “our Company,” and “the Company” refer to Eightco Holdings, Inc., together with its consolidated subsidiaries. The following discussion and analysis of the Company’s financial condition and results of operations should be read together with the Company’s financial statements and related notes appearing elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to the Company’s plans and strategy for the Company’s business and related financing, includes forward-looking statements involving risks and uncertainties and should be read together with the “Cautionary Note Regarding Forwarding- Looking Statements” section of this Quarterly Report. Such risks and uncertainties could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no changes to our critical accounting policies during the six months ended June 30, 2023. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, as well as in our consolidated financial statements and the footnotes thereto, included in the Annual Report on Form 10-K.

Key Components of our Results of Operations

Revenues

We generate the majority of our revenues from inventory financing through our wholly owned subsidiary, Forever 8. In addition, we will generate revenues from the sale of corrugated custom packaging to a wide array of customers, the sales of Bitcoin mining equipment offered through CW Machines, LLC and Web3 Products and services offered through BlockHiro, LLC.

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

Results of Operations

Three Months Ended June 30, 2023 versus Three Months Ended June 30, 2022

The following table sets forth information comparing the components of net (loss) income for the three months ended June 30, 2023 and 2022:

	Three months Ended June 30,		Period over Period Change
	2023	2022	$	%

Revenues, net	$20,547,153	$7,345,959	$13,201,194	179.71%
Cost of revenues	18,017,259	6,546,875	11,470,384	175.20%
Gross profit	2,529,894	799,084	1,730,810	216.60%

Operating expenses:
Selling, general and administrative	5,001,242	4,292,308	708,934	16.52%
Impairment	292,748	-	292,748	100.00%
Operating (loss) income	(2,764,096)	(3,493,224)	729,128	-20.87%

Other (expense) income:
Interest income (expense)	(2,736,333)	454	(2,736,787)	-602,816.52%
Loss on issuance of warrants	(3,387,604)	-	(3,387,604)	100.00%
Other income	34,785	53,013	(18,228)	-34.38%
Total other (expense) income, net	(6,089,152)	53,467	(6,142,619)	-11,488.62%
(Loss) income before income taxes	(8,853,248)	(3,439,757)	(5,413,491)	157.38%
Income tax expense (benefit)	-	17,000	(17,000)	-100.00%
Net (loss)	$(8,853,248)	$(3,456,757)	$(5,396,491)	156.11%

Revenue

For the three months ended June 30, 2023, revenues increased by $13,201,194 or 179.71%, as compared to the three months ended June 30, 2022. The increase was largely attributable to the increased sale of goods from revenue derived from the inventory management solutions business.

Cost of Revenues

For the three months ended June 30, 2023, cost of revenues increased by $11,470,384 or 175.20%, as compared to the three months ended June 30, 2022. The increase was largely attributable to the increase in total revenues for our inventory management solutions business, as well as increased costs of materials and production in our corrugated business.

Gross Profit

For the three months ended June 30, 2023, gross profit increased by $1,730,810 or 216.60%, as compared to the three months ended June 30, 2022. The increase was largely attributable to an increase in revenue derived from the inventory management solutions business.

Operating Expenses

Selling, general and administrative expenses were $5,001,242 and $4,292,308 for the three months ended June 30, 2023 and 2022, respectively, representing an increase of $708,934, or 16.52%. The increase was largely attributable to the increase in professional fees, payroll costs, insurance expense, rent expense, selling and warehousing fees and operating costs as a standalone public company.

Interest Expense

Interest expense was $2,736,333, for the three months ended June 30, 2023, versus interest income of $454 for the three months ended June 30, 2022. The increase in interest expense was largely attributable to the amortization of debt issuance costs related to borrowing under the convertible notes payable.

Total other (expense) income

Total other (expense) income was ($6,089,152) for the three months ended June 30, 2023 versus $53,467 for the three months ended June 30, 2022. The increase in total other income (expense) was largely attributable to the loss on issuance of warrants of ($3,387,604) and interest expense of ($2,736,333) for the three months ended June 30, 2023.

Income tax expense

Income tax expense was $0 for the three months ended June 30, 2023, versus an income tax expense of $17,000 for the three months ended June 30, 2022, respectively. The decrease in income tax expense was a result of the increase in loss before income taxes.

Net loss

Net loss was $8,853,248 for the three months ended June 30, 2023, versus $3,456,757 for the three months ended June 30, 2022. The increase in net loss was largely attributable to the loss on issuance of warrants of $3,387,604.

Six Months Ended June 30, 2023 versus Six Months Ended June 30, 2022

The following table sets forth information comparing the components of net (loss) income for the six months ended June 30, 2023 and 2022:

	Six months Ended June 30,		Period over Period Change
	2023	2022	$	%

Revenues, net	$36,436,868	$11,065,606	$25,371,262	229.28%
Cost of revenues	32,087,882	9,721,258	22,366,624	230.08%
Gross profit	4,348,986	1,344,348	3,004,638	223.50%

Operating expenses:
Selling, general and administrative	10,350,673	6,214,103	4,136,570	69.46%
Impairment	292,748	-	292,748	100.00%
Operating (loss) income	(6,294,435)	(4,869,755)	(1,424,680)	29.26%

Other (expense) income:
Interest (expense)	(5,549,560)	-	(5,549,560)	100.00%
Rental income	-	325	(325)	-100.00%
Loss on issuance of warrants	(46,928,815)	-	(46,928,815)	100.00%
Other income	68,422	102,532	(34,110)	-33.27%
Total other (expense) income, net	(52,409,953)	102,857	(52,512,810)	-51,054.19%
(Loss) income before income taxes	(58,704,388)	(4,766,898)	(53,937,490)	1,131.50%
Income tax expense (benefit)	-	(172,997)	172,997	-100.00%
Net (loss)	$(58,704,388)	$(4,593,901)	$(54,110,487)	1,177.88%

Revenue

For the six months ended June 30, 2023, revenues increased by $25,371,262 or 229.28%, as compared to the six months ended June 30, 2022. The increase was largely attributable to the increased sale of goods from the revenue derived from the inventory management solutions business.

Cost of Revenues

For the six months ended June 30, 2023, cost of revenues increased by $22,366,624 or 230.08%, as compared to the six months ended June 30, 2022. The increase was largely attributable to the increase in total revenues for our inventory management solutions business, as well as increased costs of materials and production in our corrugated business.

Gross Profit

For the six months ended June 30, 2023, gross profit increased by $3,004,638 or 223.50%, as compared to the six months ended June 30, 2022. The increase was largely attributable to an increase in revenue derived from the inventory management solutions business.

Operating Expenses

Selling, general and administrative expenses were $10,350,673 and $6,214,103 for the six months ended June 30, 2023 and 2022, respectively, representing an increase of $4,136,570, or 69.46%. The increase was largely attributable to the increase in professional fees, payroll costs, insurance expense, rent expense, selling and warehousing fees and operating costs as a standalone public company.

Interest Expense

Interest expense was $5,549,560, for the six months ended June 30, 2023, versus $0 for the six months ended June 30, 2022. The increase in interest expense was largely attributable to the amortization of debt issuance costs related to borrowing under the convertible notes payable.

Total other (expense) income

Total other (expense) income was ($52,409,953) for the six months ended June 30, 2023 versus $102,857 for the six months ended June 30, 2022. The increase in total other income (expense) was largely attributable to the loss on issuance of warrants of ($46,928,815) and interest expense of ($5,549,560) for the six months ended June 30, 2023.

Income tax expense

Income tax expense was $0 for the six months ended June 30, 2023, versus an income tax benefit of $172,997 for the six months ended June 30, 2022, respectively. The decrease in income tax benefit was a result of the increase in loss before income taxes.

Net loss

Net loss was $58,704,388 for the six months ended June 30, 2023, versus $4,593,901 for the six months ended June 30, 2022. The increase in net loss was largely attributable to the loss on issuance of warrants of $46,928,815.

Liquidity and Capital Resources

Eightco has required funding from the Former Parent to fund its operations. In addition, other than those that relate to the Note Private Placement, which currently amount to approximately $9.7 million, the Company has no significant debt obligations.

The Company currently has approximately $4.3 million in cash. The Company believes it will have sufficient funds for the next 12 months to accomplish its strategic plan.

Cash Flows

Since inception, Eightco and its subsidiaries have primarily used its available cash to fund its operations. The following table sets forth a summary of cash flows for the periods presented:

	For the Six months Ended June 30,
	2023	2022
Cash (used in) provided by:
Operating Activities	$(5,672,358)	$(5,894,179)
Investing Activities	(92,278)	(52,599)
Financing Activities	4,559,110	45,001,510
Net increase (decrease) in cash and restricted cash	$(1,205,526)	$39,054,732

Cash Flows for the Six months Ended June 30, 2023 and 2022

Operating Activities

Net cash (used in) operating activities was ($5,572,358) during the six months ended June 30, 2023, which consisted primarily of a net loss of $58,704,388 offset largely by amortization of debt issuance costs of $3,992,457 and loss on issuance of warrants of $46,928,815 and changes in assets and liabilities of ($244,981). Net cash (used in) operating activities was ($5,894,179) during the six months ended June 30, 2022, which consisted primarily of a net loss of $4,593,901 offset by non-cash depreciation expense of $118,384 and changes in assets and liabilities of $2,074,367

Investing Activities

Net cash provided by (used in) investing activities was ($92,278) during the six months ended June 30, 2023 compared to ($52,599) for the six months ended June 30, 2022. The increase in net cash used in investing activities is largely attributable to the purchases of developed technology in the amount of ($159,251) offset by the sale of capital expenditures in the amount of $181,000.

Financing Activities

Net cash provided by financing activities was $4,559,110 during the six months ended June 30, 2023 compared to $45,001,510 for the six months ended June 30, 2022. This decrease was largely attributable to proceeds from the issuance of debt of $30,000,000 and proceeds from the issuance of common stock of $12,001,000 during the six months ended June 30, 2022 versus $3,150,000 and $2,175,000 from the issuance of debt and lines of credit during the six months ended June 30, 2023.

Eightco has required funding from the Former Parent to launch operations. Ferguson Containers has historically had positive cash flows from operations. Since inception, Ferguson Container’s operations have been funded principally through its operations.

The Company did not have any off-balance sheet arrangements as of June 30, 2023.

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

Not applicable.

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

Management has concluded that the material weakness described above currently exists as of June 30, 2023. The Company plans to engage with outside consultants to strengthen its capabilities and help the Company in the design and assessment of its internal controls over financial reporting to further reduce and remediate existing control deficiencies during 2023.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2023, there were no changes in our internal control over financial reporting that materially affected our internal control over financial reporting as of June 30, 2023.

PART II. OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

Our business and common stock are subject to a number of risks and uncertainties The discussion of such risks and uncertainties may be found under “Risk Factors” in the Company’s annual report on Form 10-K filed with the SEC on April 17, 2023. There have been no material changes to these risks during the three months ended June 30, 2023.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

(b) Exhibits

The following documents are filed as exhibits hereto:

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101),

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2023

EIGHTCO HOLDINGS INC.

By:	/s/ Brian McFadden
Name:	Brian McFadden
Title:	Chief Executive Officer

EIGHTCO HOLDINGS INC.

By:	/s/ Brett Vroman
Name:	Brett Vroman
Title:	Chief Financial Officer

