Form 10-Q
period 2023-09-30
Eightco Holdings Inc.
filed 2023-11-14
CIK 1892492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-41033

EIGHTCO HOLDINGS INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-2755739
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

909 New Brunswick Avenue
Phillipsburg, New Jersey	08865
(Address of Principal Executive Offices)	(Zip Code)

(888) 765-8933

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	OCTO	The Nasdaq Stock Market LLC

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

☐ Yes ☒ No

As of November 14, 2023, there were 4,335,714 shares of the registrant’s common stock outstanding.

EIGHTCO HOLDINGS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2023 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, our ability to raise capital, our operational and strategic initiatives or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

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

PART I - FINANCIAL INFORMATION

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,658,664	$5,580,431
Restricted cash	2,850,000	1,000,000
Accounts receivable, net	2,782,960	1,263,552
Inventories	7,314,858	4,502,003
Prepaid expenses and other current assets	1,213,753	1,736,145
Total current assets	17,820,235	14,082,131
Property and equipment, net	810,312	1,321,042
Right of use assets – operating leases	36,107	68,600
Intangible assets, net	17,070,954	18,579,986
Goodwill	22,324,588	22,324,588
Loan held-for-investment	2,224,252	2,224,252
Total assets	$60,286,448	$58,600,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,774,135	$2,174,034
Accrued expenses and other current liabilities	6,169,081	2,624,518
Current portion of operating lease liabilities	37,738	43,950
Line of credit	4,425,000	1,850,000
Convertible note payable, net of debt discount of $2,194,744	5,360,256	-
Due to Related Parties	7,226,700	7,226,700
Total current liabilities	25,992,910	13,919,202

Convertible notes payable, net of debt discount of $0 and $1,831,828, respectively	-	7,911,505
Convertible notes payable – related parties, net of debt discount of $2,000,000 and $2,750,000 at September 30, 2023 and December 31, 2022, respectively	25,383,700	24,750,000
Operating lease liabilities, net of current portion	-	26,564
Contingent consideration	6,100,000	6,100,000
Deferred tax liabilities	82,104	82,104
Total liabilities	$57,558,714	$52,789,375

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and 0 and 0 shares outstanding at September 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized and 4,220,714 and 633,602 shares outstanding at September 30, 2023 and December 31, 2022, respectively	$4,221	$633
Additional paid-in capital	109,778,726	50,617,631
Accumulated deficit	(107,115,737)	(44,958,199)
Accumulated other Comprehensive Income	377,033	467,668
Total stockholders’ equity attributable to Eightco Holdings Inc.	3,044,243	6,127,733
Non-controlling interest	(316,509)	(316,509)
Total stockholders’ equity	2,727,734	5,811,224
Total liabilities and stockholders’ equity	$60,286,448	$58,600,599

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues, net	$23,334,588	$4,701,929	$59,771,456	$15,767,535
Cost of revenues	20,587,284	4,281,947	52,675,166	14,003,205
Gross profit	2,747,304	419,982	7,096,290	1,764,330

Operating expenses:
Selling, general and administrative expenses	3,434,847	4,189,311	13,785,520	10,403,414
Impairment	-	-	292,748	-
Total operating expenses	3,434,847	4,189,311	14,078,268	10,403,414
Operating loss	(687,543)	(3,769,329)	(6,981,978)	(8,639,084)

Non-operating income (expense):
Interest income (expense), net	(2,795,169)	(5,803,083)	(8,344,729)	(5,802,758)
Loss on issuance of warrants	-	(25,318,519)	(46,928,815)	(25,318,519)
Other income	29,562	39,199	97,984	141,731
Total non-operating income (expense)	(2,765,607)	(31,082,403)	(55,175,560)	(30,979,546)

Net loss before income tax expense	(3,453,150)	(34,851,732)	(62,157,538)	(39,618,630)

Income tax expense (benefit)	-	-	-	(172,997)

Net loss	$(3,453,150)	$(34,851,732)	(62,157,538)	(39,445,633)
Net loss attributable to non-controlling interest	-	31,413	-	(187,649)
Net loss attributable to Eightco, Inc.	(3,453,150)	(34,883,145)	(62,157,538)	(39,257,984)
Earnings (loss) per share:
Loss per share – basic and diluted	$(0.99)	$(1.17)	$(25.73)	$(3.84)
Weight average number of common shares outstanding – basic and diluted	3,484,261	29,950,959	2,415,732	10,249,464

See the accompanying notes to the condensed consolidated financial statements.

6

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss	$(3,453,150)	$(34,883,145)	$(62,157,538)	$(39,257,984)
Foreign currency translation – unrealized gain (loss)	(228,267)	-	(90,635)	-
Comprehensive loss	$(3,681,417)	$(34,883,145)	$(62,248,173)	$(39,257,984)

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Non	Retained Earnings	Accumulated
	Common Stock		Paid in	controlling	(Accumulated)	Other
	Shares	Amount	Capital	Interest	Deficit	Income	Total

Balance, January 1, 2022	10,000	$10	$(10)	$(128,860)	$2,300,212	-	$2,171,352
Net loss	-	-	-	(126,754)	(1,010,390)	-	(1,137,144)
Balance, March 31, 2022	10,000	$10	$(10)	$(255,614)	$1,289,822	$	$1,034,208
Issuance of common stock to investors	1,500,000	1,500	11,998,500	-	-	-	12,000,000
Exercise of warrants	1,499,923	1,500	(500)	-	-	-	1,000
Issuance of common stock t shareholders upon distribution from Vinco Ventures, Inc.	18,805,243	18,805	(18,805)	-	-	-	-
Issuance of warrants to noteholders and placement agent	-	-	3,905,548	-	-	-	3,905,548
Offering costs	-	-	(960,000)	-	-	-	(960,000)
Share-based compensation	-	-	609,000	-	-	-	609,000
Net loss	-	-	-	(92,308)	(3,364,449)	-	(3,456,757)
Balance, June 30, 2022	21,815,166	$21,815	$15,533,733	$(347,922)	$(2,074,627)	$	$13,132,999
Exercise of warrants	7,952,419	7,952	200	-	-	-	8,152
Issuance of warrants to noteholders and placement agent	-	-	25,318,519	-	-	-	25,318,519
Issuance of common stock to vendors	412,500	413	(413)	-	-	-	-
Issuance of common stock to note holders	1,500,000	1,500	1,588,500	-	-	-	1,590,000
Share-based compensation	-	-	815,125	-	-	-	815,125
Net loss	-	-	-	31,413	(34,883,145)	-	(34,851,732)
Balance, September 30, 2022	31,680,085	$31,680	$43,255,664	$(316,509)	$(36,957,772)	$-	$6,013,063

Balance, January 1, 2023	633,364	633	50,617,631	(316,509)	(44,958,199)	467,668	5,811,224
Issuance of common stock to note holders	774,333	774	7,742,559	-	-	-	7,743,333
Exercise of warrants	366,622	367	14,233	-	-	-	14,600
Issuance of common stock to employees and directors	23,250	23	(23)	-	-	-	-
Issuance of warrants	-	-	47,876,820	-	-	-	47,876,820
Foreign currency translation	-	-	-	-	-	51,365	51,365
Net loss	-	-	-	-	(49,851,140)	-	(49,851,140)
Balance, March 31, 2023	1,797,570	$1,797	$106,251,220	$(316,509)	$(94,809,339)	519,033	$11,646,202
Issuance of common stock to investors	95,298	95	(95)	-	-	-	-
Exercise of warrants	1,028,810	1,030	(829)	-	-	-	201
Share-based compensation	-	-	189,000	-	-	-	189,000
Foreign currency translation	-	-	-	-	-	86,267	86,267
Issuance of warrants	-	-	3,387,604	-	-	-	3,387,604
Net loss	-	-	-	-	(8,853,248)	-	(8,853,248)
Balance, June 30, 2023	2,921,678	$2,922	$109,826,900	$(316,509)	$(103,662,587)	$605,300	$6,456,026
Exercise of warrants	1,149,036	1,149	(1,149)	-	-	-	-
Issuance of common stock consultant	150,000	150	(150)	-	-	-	-
Share-based compensation	-	-	(46,875)	-	-	-	(46,875)
Foreign currency translation	-	-	-	-	-	(228,267)	(228,267)
Net loss	-	-	-	-	(3,453,150)	-	(3,453,150)
Balance, September 30, 2023	4,220,714	$4,221	$109,778,726	$(316,509)	$(107,115,737)	$377,033	$2,727,734

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net loss	$(62,157,538)	$(39,445,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,903,988	177,756
Impairment	292,748	-
Amortization of debt issuance costs	5,942,084	5,803,988
Loss on issuance of warrants	46,928,815	25,318,519
Share-based compensation	142,125	1,424,125
Provision for bad debts	608,356	46,705
Gain on sale of assets	5,897	-
Changes in assets and liabilities:
Accounts receivable	(2,127,764)	(29,093)
Inventories	(2,903,490)	43,752)
Prepaid expenses and other current assets	522,392	(2,581,642
Accounts payable	600,101	857,858
Accrued expenses and other current liabilities	3,544,280	(6,788,607)

Net cash used in operating activities	(6,698,006)	(15,172,272)

Cash flows from investing activities:
Purchases of property and equipment	(117,403)	(82,644)
Purchases of developed technology	(246,468)	-
Proceeds from sale of property and equipment	181,000	-

Net cash used in investing activities	(182,871)	(82,644)

Cash flows from financing activities:
Net borrowings under lines of credit	2,575,000	-
Net proceeds from issuance of common stock	14,799	11,529,152
Net borrowings under convertible notes	3,150,000	7,000,000
Due to Former Parent	-	3,028,154
Fees paid for financing costs	(664,389)	(560,000)
Repayments under convertible notes payable – related parties	(116,300)	-
Repayments under notes payable	-	(27,644)

Net cash provided by financing activities	4,959,110	20,969,662

Net (decrease) increase in cash and cash equivalents and restricted cash	(1,921,767)	5,714,746
Cash and cash equivalents and restricted cash, beginning of the year	5,580,431	911,194
Cash and cash equivalents and restricted cash, end of the period	$3,658,664	$6,625,940

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$203
Cash paid for income taxes	$-	$-
Right of use assets	$-	$98,736
Operating lease liabilities	$-	$98,736
Convertible shares under notes payable	$7,742,559	$-
Issuance of warrants to noteholders and placement agent	$4,335,611	$3,905,458
Original issue discount	$555,000	$3,333,333
Accrued placement agent fees for equity placement	$960,000	$480,000
Issuance of common stock upon the distribution from Vinco Ventures, Inc.	$-	$18,805

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

As of September 30, 2023, Eightco had three wholly-owned subsidiaries: Forever 8, Ferguson Containers, Inc. (“Ferguson Containers”) and BlockHiro, LLC. Ferguson Containers owns 100% of 8co Holdings Shared Services, LLC. Eightco owns 51% of CW Machines, LLC which is consolidated under the voting interest entity model. Under the voting interest entity model, control is presumed by the holder of a majority voting interest unless noncontrolling shareholders have substantive participating rights. Forever 8 owns 100% of Forever 8 UK, Ltd and Forever 8 Fund EU Holdings BV.

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

Basis of Presentation.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2023 may not be indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2023.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act, enacted on April 5, 2021 and has elected to comply with certain reduced public company reporting requirements.

Liquidity and Going Concern Considerations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. However, for the reasons described below, management does not believe that cash on hand and cash flows generated internally by the Company will be adequate to fund its limited overhead and other cash requirements over the next twelve months. These reasons raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

As reflected in the accompany financial statements for the three months ended September 30, 2023, the Company incurred a net loss of $3.5 million and as of September 30, 2023, had stockholders’ equity of $2.7 million and approximately $3.6 million in cash and cash equivalents as compared to $5.6 million at December 31, 2022. The Company expects that its current cash and cash equivalents of approximately $2.9 million as of the date of this quarterly report is not sufficient to support its projected operating requirements for at least the next 12 months from this date. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

The Company expects to need additional capital in order to maintain revenues at current levels. Any additional equity financing, if available, may not be on favorable terms and would likely be significantly dilutive to the Company’s current stockholders, and debt financing, if available, may involve restrictive covenants. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will likely have a materially adverse effect on our business, financial condition and results of operations.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reverse Stock Split: On April 3, 2023, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of State of Delaware (1) to effect a 1-for-50 reverse stock split of the shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), either issued and outstanding or held by the Company as treasury stock (the “Reverse Stock Split”) and (2) to change the name of the Company from “Cryptyde, Inc.” to “Eightco Holdings Inc.” (the “Name Change”). Both the Reverse Stock Split and the Name Change were effective as of 4:05 p.m., New York time, on April 3, 2023. The Common Stock began trading on a reverse stock split-adjusted basis on the Nasdaq Capital Market on April 4, 2023. The trading symbol for the Common Stock following the Reverse Stock Split and the Name Change is “OCTO.” The new CUSIP number for the Common Stock following the Reverse Stock Split and the Name Change is 22890A203. All share, equity award, and per share amounts contained in the condensed consolidated financial statements have been adjusted to reflect the Reverse Stock Split for all prior periods presented.

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company’s significant estimates used in these condensed consolidated financial statements include, but are not limited to, fair value of warrants, revenue recognition and the determination of the economic useful life of depreciable property and equipment. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

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

Accounts Receivable. Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. Management estimates the allowance for bad debts based on existing economic conditions, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted. The allowance for doubtful account was $608,355 and $46,705 as of September 30, 2023 and December 31, 2022, respectively. There was one customer who represented 44% of total accounts receivable as of September 30, 2023.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets and Long-lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of its long-lived assets using undiscounted cash flows. If an asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. We record intangible assets based on their fair value on the date of acquisition. Intangible assets include the cost of developed technology, customer relationships, trademarks and tradenames. Intangible assets are amortized utilizing the straight-line method over their remaining economic useful lives, as follows: 10 years for developed technology, 7 years for customer relationships and 7 years for trademarks and tradenames. The Company reviews long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to an asset, an impairment loss equal to the remaining carrying value of the asset is recorded. The Company did not record any impairment charges related to intangibles assets during the nine months ended September 30, 2023 and 2022, respectively. The Company recorded impairment charges related to long-lived assets of $292,748 and $0 during the nine months ended September 30, 2023 and 2022, respectively.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for fulfilling those performance obligations. Revenue for product sales is recognized upon receipt by the customer. There are no contract assets or contract liabilities and therefore no unsatisfied performance obligations. One customer represented 72% of total revenues for the nine months ended September 30, 2023.

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

For the purpose of presenting these condensed consolidated financial statements the reporting currency is USD. Forever 8 assets and liabilities are expressed in USDs at the exchange rate on the balance sheet date, equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholders’ equity section of the balance sheets.

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

Exchange rate used for the translation as follows:

USD to EUR – 1 USD to .9434 EUR’s.

USD to GBP – 1 USD to .8197 GBP’s.

Earnings Per Share. The Company follows ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share. Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of September 30, 2023 and 2022, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30, 2023	September 30, 2022

Warrants for Former Parent warrant holders	-	767,771
Convertible shares under notes payable	3,083,802	9,743,333
Warrants for noteholders and placement agents	2,984,629	36,000,000
Warrants for equity investors and placement agents	728,000	12,960,000
Shares reserved for issuance for preferred units of Forever 8 Fund, LLC	215,000	-
Convertible notes payable issued in acquisition of Forever 8 Fund, LLC	275,000	-
Shares reserved for contingent consideration for acquisition of Forever 8 Fund, LLC	370,000	-
Shares to be issued	165,000	1,050,000
Total common stock equivalents	7,821,431	92,201,189

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

Income Taxes. The Company accounts for income taxes under the provisions of the FASB ASC Topic 740 “Income Taxes” (“ASC Topic 740”). The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of September 30, 2023 and 2022. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of comprehensive income. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, accounts payable and other current liabilities approximate fair values due to the short-term nature of these instruments. The Company’s long-term debt consists of $31,565,804. The estimated fair value of this debt approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market interest rates.

Concentration of Credit Risks. Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. Cash and cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. The Company has not experienced any significant losses on its deposits of cash and cash equivalents. In regard to trade receivables, the Company performs ongoing evaluations of its customers’ financial condition as well as general economic conditions and, generally, requires no collateral from its customers. On September 30, 2023, the amount due from one customer totaled approximately 44% of accounts receivable.

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

Pursuant to that certain Membership Interest Purchase Agreement dated September 14, 2023, by and among the Company Forever 8, the members of Forever 8 set forth on the signature pages thereto (the “Sellers”), the Sellers received consideration consisting of (i) an aggregate of 215,000 non-voting preferred membership units of Forever 8, subject to adjustments discussed below, (ii) convertible promissory notes in an aggregate principal amount of $27.5 million, and (iii) the right to receive potential earnout amounts as discussed below. The following table summarizes the aggregate preliminary purchase price consideration paid to acquire Forever 8:

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

The Company accounted for this acquisition as a business combination under the acquisition method of accounting. The following table summarizes the preliminary purchase price allocation of fair values of the assets acquired and liabilities assumed at the date of acquisition:

October 1,
2022
Cash and cash equivalents	$732,716
Accounts receivable, net	561,569
Inventories	7,464,823
Prepaid expenses and other assets	116,857
Property and equipment	2,146
Intangible assets	19,000,000
Goodwill	22,324,588
Total assets acquired	50,202,699

Accounts payable and accrued expenses	10,452,699
Debt	1,850,000
Earnout	-
Total liabilities assumed	12,302,699

Total	$37,900,000

The Company anticipates the goodwill will be tax deductible.

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Trade accounts receivable	$3,391,315	$1,871,908
Less: allowance for doubtful accounts	(608,355)	(608,356)
Total accounts receivable	$2,782,960	$1,263,552

5. INVENTORIES

Inventories consist of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Raw materials	$31,196	$27,922
Finished goods	7,883,662	4,474,081
Reserve for obsolescence	(600,000)	-
Total inventories	$7,314,858	$4,502,003

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Other current assets consist of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Advances for inventory purchases	$1,039,162	$630,967
Prepaid insurance	122,726	735,934
Deposits	4,994	90,578
Prepaid software deposit	-	242,200
Other	46,871	36,466
Total other current assets	$1,213,753	$1,736,145

7. LOAN HELD-FOR-INVESTMENT, RELATED PARTY

Loan held-for-investment, related party, represents a senior secured promissory note (the “Wattum Note”) from Wattum Management Inc., a non-controlling member of CW Machines, LLC, a related party. The Wattum Note bears interest of 5% per annum and matures on October 12, 2026 with the entire outstanding principal and accrued interest due at maturity date. The Wattum Note is secured by assets of Wattum Management, Inc. At September 30, 2023 and December 31, 2022, the principal amount of the loan held for investment was $2,224,252.

8. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Land	$-	$-
Building and building improvements	781,985	781,985
Equipment and machinery	4,752,663	5,146,029
Furniture and fixtures	278,665	280,811
Office and computer equipment	5,238	-
Vehicles	585,854	572,927
	6,404,405	6,781,752
Less: accumulated depreciation	(5,594,093)	(5,460,710)
Total property and equipment, net	$810,312	$1,321,042

Depreciation and amortization expense was $49,494 and $59,192 for the three months ended September 30, 2023 and 2022, respectively, and $148,486 and $177,756 for the nine months ended September 30, 2023 and September 30, 2022, respectively.

9. INTANGIBLE ASSETS, NET

Intangible assets consist of the following at September 30, 2023 and December 31, 2022:

	Useful Lives	September 30, 2023	December 31, 2022

Customer relationships	7 years	$7,100,000	$7,100,000
Developed technology	10 years	10,105,062	9,858,594
Trademarks and tradenames	7 years	2,200,000	2,200,000
		19,405,062	19,158,594
Less: accumulated amortization		(2,334,108)	(578,608)
Total intangible assets, net		$17,070,954	$18,579,986

Amortization expense was $594,754 and $0 for the three months ended September 30, 2023 and 2022, respectively, and $1,755,500 and $0 for the nine months ended September 30, 2023 and September 30, 2022, respectively.

Amortization expense for the next five years is as follows:

For the years ending December 31,
2023 (excluding the nine months ended September 30, 2023)	$649,679
2024	2,314,431
2025	2,314,431
2026	2,314,431
2027	2,314,431
Thereafter	7,163,551
$17,070,954

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. GOODWILL

The changes in the carrying amount of goodwill for the period from January 1, 2023 through September 30, 2023 consisted of the following:

Balance, January 1, 2023	$22,324,588
Additions and adjustments	-
Balance, September 30, 2023	$22,324,588

11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Customer deposits	$-	$83,504
Payroll and related benefits	1,715,038	386,781
Professional fees	1,240,000	280,000
Accrued taxes	552	-
Accrued settlement liability for equity holders of Forever 8	-	469,775
Accrued interest	2,907,329	825,872
Accrued rent	-	525,000
Accrued warrant liability	206,779	-
Other	99,383	53,586
Total accrued expenses and other current liabilities	$6,169,081	$2,624,518

12. DUE TO AND FROM FORMER PARENT

As of September 30, 2023 and December 31, 2022, the amount due to Vinco consists of net amounts related to management fees and borrowings for working capital and financing needs of Eightco as well as other operating expenses that were paid for on behalf of one to the other. As of September 30, 2023 and December 31, 2022, the net amount due to Former Parent was $7,226,700.

13. LINES OF CREDIT

Principal due under the lines of credit was as follows at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Lines of credit, 15%, 6/30/24	$2,150,000	$1,175,000
Lines of credit – related parties, 15%, 6/30/24	2,275,000	675,000
Lines of credit, net	$4,425,000	$1,850,000

The lines of credit mature on June 30, 2024 with an extension available until September 30, 2024 at the Company’s option.

Interest expense under lines of credit was $169,962 and $0 for the three months ended September 30, 2023 and 2022, respectively, $341,816 and $0 for the nine months ended September 30, 2023 and 2022, respectively.

14. CONVERTIBLE NOTES PAYABLE

Principal due under the convertible note payable was as follows at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Current:
Note payable, 0%	7,555,000	-
Less: debt discount	(2,194,744)	-
Convertible notes payable, net, current	$5,360,256	$-

Long-Term:
Note payable, 0%	-	9,743,333
Less: debt discount	-	(1,831,828)
Convertible notes payable, net	$-	$7,911,505

Interest expense under the convertible notes payable was $2,449,627 and $0, of which $1,698,999 and $0 was related to amortization of the debt discount, for the three months ended September 30, 2023 and 2022, respectively, and $5,942,084 and $0, of which $3,492,457 and $0 was related to amortization of the debt discount, for the nine months ended September 30, 2023 and 2022, respectively. Please see Note 20 Subsequent Events for further information.

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

Securities Purchase Agreement

The Securities Purchase Agreement provides for the purchase by Hudson Bay and the sale by the Company of the March 2023 Note and the March 2023 Warrant. The Securities Purchase Agreement contains representations and warranties of the Company and Hudson Bay that are typical for transactions of this type. The representations and warranties made by the Company in the Securities Purchase Agreement are qualified by reference to certain exceptions contained in disclosure schedules delivered to Hudson Bay. Accordingly, the representations and warranties contained in the Securities Purchase Agreement should not be relied upon by third parties who have not reviewed those disclosure schedules and the documentation surrounding the transaction as a whole.

The Securities Purchase Agreement closed upon the satisfaction of certain conditions of Hudson Bay and the Company that are typical for transactions of this type, as well certain other condition including the following:

●	the Company delivered to Hudson Bay a lock up agreement (the “Lock-Up Agreement”), executed by each of the parties identified in the Securities Purchase Agreement;

●	the Company received stockholder approval of a resolution to increase the number of authorized shares of the Company, and filed with the Delaware Secretary of State a Certificate of Amendment to the Company’s Certificate of Incorporation causing the increase in the amount of authorized shares of the Company; and

●	the Company, Hudson Bay and the certain creditors of the Company amended that certain Subordination Agreement, dated as of September 13, 2022, by and among the Company, the Investor and certain persons identified in that Subordination Agreement (the “Subordination Agreement Amendment”).

The Securities Purchase Agreement also obligates the Company to indemnify Hudson Bay for certain losses resulting from (1) any misrepresentation or breach of any representation or warranty made by the Company or any subsidiary of the Company, (2) any breach of any obligation of the Company or, any subsidiary of the Company, of the Securities Purchase Agreement or any agreements and instruments entered into or connection with the Securities Purchase Agreement and (3) certain third party claims.

Senior Secured Convertible Note

The Company issued the Note upon the closing. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on January 15, 2024 (“Maturity Date”). The Note does not bear interest, provided, however, that the March 2023 Note will bear interest at 18% per annum upon the occurrence of an event of default (as described below).

The Maturity Date may be extended at the sole option of Hudson Bay for so long as certain events of default is continuing or for so long as an event is continuing that if not cured and with the passage of time would result in an event of default.

The March 2023 Note is convertible at the option of Hudson Bay into shares of Common Stock at a conversion price of $6.245 per share, subject to adjustment for stock splits, combinations or similar events (each a “Stock Combination Event”). If on the on the fifth trading day immediately following a Stock Combination Event, the conversion price then in effect on such fifth trading day (after giving effect to a proportional adjustment of the conversion price), is greater than the lowest weighted average price of the Common Stock during the twenty consecutive trading day period ending and including the trading day immediately preceding the fifth trading day after such Stock Combination Event (the “Event Market Price”), then the conversion price shall be adjusted to the Event Market Price.

The March 2023 Note contains certain limitations on conversion. It provides that no conversion may be made if, after giving effect to the conversion, Hudson Bay would own in excess of 9.99% of the Company’s outstanding shares of Common Stock. This percentage may be increased or decreased to a percentage not to exceed 9.99%, at the option of Hudson Bay, except any increase will not be effective until 61-days’ prior notice to the Company.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. CONVERTIBLE NOTES PAYABLE (continued)

The conversion price of the March 2023 Note will be subject to adjustments for stock splits, combinations or similar events. In addition, the conversion price of the March 2023 Note will also subject to anti-dilution adjustment which, subject to specified exceptions, in the event that the Company issues or is deemed to have issued certain securities at a price lower than the then applicable conversion price, immediately reduces the conversion price of the March 2023 Note to equal the price at which the Company issues or is deemed to have issued its Common Stock.

The March 2023 Note imposes penalties on the Company for any failure to timely deliver any shares of its Common Stock issuable upon conversion.

The March 2023 Note contains events of default that are typical for transactions of this type, as well as the following events:

●	the failure of any registration statement required by the Registration Rights Agreement to be filed within five trading days after the date required by the Registration Rights Agreement or the failure of any such registration statement to become effective within five trading days after the date required by the Registration Rights Agreement;

●	the lapse or unavailability of any registration statement required by the Registration Rights Agreement for more than 5 consecutive trading days or more than an aggregate of 10 trading days in any 365-day period (other than certain allowable grace periods);

●	the suspension from trading or failure of the Common Stock to be listed for trading on an eligible market for more than 2 consecutive trading days or more than an aggregate of 5 trading days in any 365-day period;

●	the failure of the Company to issue shares upon conversion of the Note for more than 2 trading days after the relevant conversion date or a notice of the Company’s intention not to comply with a request for conversion;

●	the failure for 2 consecutive trading days to have reserved for issuance 250% of the full number of shares issuable upon conversion in accordance to the terms of the March 2023 Note;

●	the failure for 2 trading days to pay Hudson Bay principal, interest, late charges or other amounts when and as due under the March 2023 Note;

●	the occurrence of any default under, redemption of or acceleration prior to maturity of any indebtedness of the Company or a subsidiary;

●	the invalidity of any material provision of the Security Documents (defined below) or if the enforceability of validity of any material provision of the Security Documents is contested by the Company;

●	the failure of the Security Documents to perfect or maintain Hudson Bay’s first priority security interest; and

●	the failure to comply with certain covenants of the March 2023 Note.

If there is an event of default, then Hudson Bay has the right to request redemption of all or any portion of the March 2023 Note, at 130% of the sum of the outstanding principal, interest and late fees to be redeemed, provided that if certain conditions specified in the March 2023 Note are not satisfied, then Hudson Bay has the right to request redemption of all or any portion of the March 2023 Note, at 130% of the greater of (i) the sum of the outstanding principal, interest and late fees to be redeemed and (ii) the product of (a) the number of shares into which the March 2023 Note (including all principal, interest and late fees) subject to redemption may be converted and (b) the greatest closing sale price for the Common Stock beginning on the date immediately preceding the event of default and ending on the date the Company makes the entire payment required to be made upon the redemption provided, however, that if no Cash Release Event (as defined in the March 2023 Note) has occurred on or prior to the applicable of default redemption date, the principal amount used in calculating the applicable event of default redemption price on such event of default redemption date shall be decreased by the holder’s pro rata portion.

The March 2023 Note prohibits the Company from entering into certain transactions involving a change of control, unless the successor entity assumes in writing all of the obligations of the Company under the March 2023 Note and the other transaction documents. In the event of such a transaction, Hudson Bay will have the right to request redemption of the Note, at Redemption Variable Premium (as defined in the March 2023 Note) of the greater of (i) of the sum of the amount of principal, interest and late fees to be redeemed; and (ii) the product of (x) the sum of the amount of principal, interest and late fees to be redeemed and (y) the quotient determined by dividing (1) the greatest closing sale price of the shares of Common Stock during the period beginning on the date immediately preceding the earlier to occur of (A) the consummation of the applicable change of control and (B) the public announcement of such change of control and ending on the date Hudson Bay delivers a change of control redemption notice, by (2) the Conversion Price; or; (iii) Redemption Variable Premium of the product of (x) the number of shares into which the March 2023 Note (including all principal, interest and late fees) subject to such redemption may be converted multiplied by (y) the greatest closing sale price of the shares of Common Stock during the period beginning on the date immediately preceding the earlier to occur of (x) the consummation of the change of control and (y) the public announcement of such change of control and ending on the date Hudson Bay delivers the change of control redemption notice; provided, however, that if no Cash Release Event has occurred on or prior to the applicable change of control redemption date, the principal amount used in calculating the applicable change of control redemption price on such change of control.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. CONVERTIBLE NOTES PAYABLE (continued)

If the Company issues options, convertible securities, warrants, stock, or similar securities to holders of its Common Stock, the holder of the March 2023 Note shall have the right to acquire the same as if it had converted its March 2023 Note.

Hudson Bay is entitled to receive any dividends paid or distributions made to the holders of the Common Stock on an “as if converted” to Common Stock basis.

The March 2023 Note contains a variety of covenants on the part of Company that are typical for transactions of this type, as well as the following covenants:

●	the March 2023 Note ranks senior to all other indebtedness of the Company, except that certain permitted indebtedness ranks pari passu with the March 2023 Note;

●	the Company will not incur other indebtedness, except for certain permitted indebtedness;

●	the Company will not incur any liens, except for certain permitted liens;

●	the Company will not, directly or indirectly, redeem or repay all or any portion of any permitted indebtedness if at the time such payment is due or is made or, after giving effect to such payment, an event constituting, or that with the passage of time and without being cured would constitute, an event of default has occurred and is continuing; and

●	the Company will not redeem, repurchase or pay any dividend or distribution on its Common Stock or any other capital stock.

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

The Second Amendment Agreement provides that if Hudson Bay converts any portion of the January 2022 Note during the 10 consecutive trading day period starting on January 6, 2023 (the “Applicable Conversion Period”), Hudson Bay shall, on the first business day immediately following the end of the Applicable Conversion Period, release to the Company an amount of cash from the Control Account (as defined in the January 2022 Note) equal to 20% of the amount converted during the Applicable Conversion Period if the volume-weighted average price (“VWAP”) of the common stock on each trading day during the Applicable Conversion Period equals or exceeds $10.00 and there is no circumstance or event that would, with or without the passage of time or the giving of notice, result in a material default, material breach or event of default under any Transaction Document (as defined in the Note Securities Purchase Agreement).

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. CONVERTIBLE NOTE PAYABLE (continued)

The Second Amendment Agreement required the Company to provide each stockholder entitled to vote at the next special or annual meeting of stockholders of the Company, which was required to be held no later than April 1, 2023, a proxy statement soliciting each such stockholder’s affirmative vote at the stockholder meeting for approving the increase of the authorized shares of common stock from 250,000,000 to 500,000,000 (“Stockholder Approval”). The Stockholder Approval was obtained at the Company’s special meeting of stockholders held on March 15, 2023.

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

15. CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

The convertible notes payable, related party were issued as part of consideration for the acquisition of Forever 8. The discount was calculated based on the fair value of the instrument as of October 1, 2022. See Note 3 – “Acquisitions” for further information. Principal due under the convertible note payable – related parties was as follows at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Notes payable, 10%	27,383,700	27,500,000
Less: debt discount	(2,000,000)	(2,750,000)
Notes payable, net	$25,383,700	$24,750,000

Interest expense under convertible notes payable – related parties was $187,000 and $0, of which $250,000 and $0 was related to amortization of the debt discount, for the three months ended September 30, 2023 and 2022, respectively, and $2,061,000 and $0, of which $500,000 and $0 was related to amortization of the debt discount, for the nine months ended September 30, 2023 and 2022, respectively.

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

Income tax (benefit) expense was $0 and $0 for the three months ended September 30, 2023 and 2022, respectively, and $0 and ($172,997) for the nine months ended September 30, 2023 and 2022, respectively. The decrease in income tax benefit is due to the reversal of income taxes payable due to net operating losses incurred in 2022. The Company has recorded a full valuation allowance on net operating losses.

There are no unrecognized tax benefits and no accruals for uncertain tax positions.

As of September 30, 2023, the Company had a net operating loss carryforward for federal income tax purposes of approximately $4,150,207 and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The Company’s net operating loss carryforward begins to expire in 2041.

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

Common stock issuances during the nine months ended September 30, 2023:

From January 1, 2023 through September 30, 2023, the Company issued a total of 774,733 shares of common stock to a noteholder for repayment of principal valued at $7,743,333 based on the conversion price set forth in the Note.

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

On September 22, 2023, the Company issued 150,000 shares to a consultant.

During the nine months ended September 30, 2023, the Company issued 2,544,592 shares of common stock upon the exercise of warrants.

As of September 30, 2023 and December 31, 2022, the Company had 4,220,714 and 633,602 issued and outstanding shares of Common Stock, respectively.

Preferred Stock: On January 17, 2023, the board of directors of the Company declared a dividend of one one-thousandth of a share of Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), for each outstanding share of the Company’s common stock to stockholders of record at 5:00 p.m. Eastern Time on January 27, 2023.

On January 19, 2023, the Company filed a Certificate of Designation with the Delaware Secretary of State for its Series A Preferred Stock. The number of shares authorized for issuance is three hundred thousand (300,000).

As of September 30, 2023 and December 31, 2022, the Company had 0 and 0 issued and outstanding shares of Series A Preferred Stock, respectively. All shares of Series A Preferred Stock issued have been redeemed in accordance with the Certificate of Designations.

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

Rent expense was $87,153 and $33,000 for the three months ended September 30, 2023 and 2022, respectively, and $777,779 and $443,464 for the nine months ended September 30, 2023 and 2022, respectively. Rental payments are expensed in the statements of comprehensive income in the period to which they relate.

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

None of the above milestones were met as of September 30, 2023.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19. SEGMENTING REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the nine months ended September 30, 2023 were the Inventory Management Solutions segment and the Corrugated segment. The Company’s chief operating decision maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of September 30, 2023 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers.

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

For the three and nine months ended September 30, 2022, the Company had only one operating segment (corrugated) thus segment info for this period is not presented. Segment information available with respect to these reportable business segments for the three and nine months ended September 30, 2023 was as follows:

	For the Three months Ended September 30,	For the Nine months Ended September 30,
	2023	2023
Revenues:
Inventory Management Solutions	$20,732,505	$53,545,749
Corrugated	2,602,083	6,225,707
Total segment and consolidated revenues	$23,334,588	$59,771,456

Cost of revenues:
Inventory Management Solutions	$18,880,548	$48,339,198
Corrugated	1,706,736	4,335,968
Total segment and consolidated cost of revenues	$20,587,284	$52,675,166

Gross profit:
Inventory Management Solutions	$1,851,957	$5,206,551
Corrugated	895,347	1,889,739
Total segment and consolidated gross profit	$2,747,304	$7,096,290

Income from operations:
Inventory Management Solutions	$(254,543)	$(1,272,307)
Corrugated	511,953	757,272
Corporate	(944,953)	(6,466,943)
Total segment and consolidated income from operations	$(687,543)	$(6,981,978)

Depreciation and amortization:
Inventory Management Solutions	$574,643	$1,735,389
Corrugated	49,495	148,488
Total segment and consolidated depreciation and amortization	$624,138	$1,883,877

Revenues by geography:
North America	$4,183,248	$11,243,620
Europe	19,151,340	48,527,836
Total geography and consolidated revenues	$23,334,588	$59,771,456

Segment capital expenditures:
Inventory Management Solutions		$-
Corrugated		114,312
Corporate		-
Total segment and consolidated capital expenditures		$114,312

Segment total assets:
Inventory Management Solutions		$51,785,923
Corrugated		3,009,631
Corporate		5,490,894
Total segment and consolidated assets		$60,286,448

20. SUBSEQUENT EVENTS

On October 23, 2023 (the “Effective Date”), the Company entered into a Prepayment and Redemption Agreement (the “Prepayment Agreement”), by and between the Company and an accredited investor (the “Investor”), pursuant to which, among things, the Company agreed to prepay the Notes (as defined below) and to redeem the March 2023 Warrant (as defined below), subject to the conditions set forth therein.

As previously disclosed, pursuant to the Note Securities Purchase Agreement, the Company sold to the Investor the January 2022 Note, of which an aggregate principal amount of $2,000,000 remains outstanding. In addition, pursuant to the Securities Purchase Agreement (together with the Note Securities Purchase Agreement, the “SPAs”) the Company sold to Hudson Bay the March 2023 Note, of which the entire aggregate principal amount remains outstanding (together with the January 2022 Note, the “Notes”) and the March 2023 Warrant Common Stock which remains outstanding as of the September 30, 2023.

Pursuant to the Prepayment Agreement, the Company agreed to make an aggregate payment of $8,215,000 (the “Aggregate Payment Amount”) to Hudson Bay in six installments, of which an initial payment of $3,000,000 will be allocated towards the January 2022 Note, a portion of the March 2023 Note and the redemption in full of the March 2023 Warrant (the “Initial Payment”). The remaining five installments, which range from $150,000 to $2,275,000 and are allocated towards the remaining principal of the March 2023 Note as specified in the Prepayment Agreement, are due on the fifteenth day of each month, beginning on November 15, 2023 and ending on March 15, 2024. At its option, the Company may prepay any monthly installment prior to its respective due date.

Any cash payments required to be made pursuant to the terms of the Notes shall be suspended as long as the Company timely makes the payments set forth in the Prepayment Agreement and no Event of Default (as defined in the Notes) (or an event that with the passage of time or the giving of notice would result in an Event of Default) occurs and is continuing. In addition, upon receipt by Hudson Bay of the Initial Payment, all of the aggregate principal amount outstanding of the March 2023 Note will no longer be convertible into shares of Common Stock, provided that any aggregate principal amount outstanding of the March 2023 Note shall again become convertible into shares of Common Stock if an Event of Default (or an event that with the passage of time or the giving of notice would result in an Event of Default) occurs and is continuing or in the event the Company fails to timely make the payments under the Prepayment Agreement.

Upon receipt by Hudson Bay of the Aggregate Payment Amount, the SPAs, the Notes, the March 2023 Warrant and any other transaction documents related to the SPAs shall terminate and be of no further force or effect, other than certain indemnification obligations in the SPAs. In the event that the conditions to closing shall not have occurred by on or before the fifth (5th) business day following the Effective Date, subject to certain conditions, Hudson Bay has the option to terminate the Prepayment Agreement at the close of business on such date.

The Prepayment Agreement contains customary representations, warranties and obligations of the parties, including, among others, disclosure and most favored nation covenants.

On October 25, 2023, the Company completed the payment of the Initial Payment.

On October 19, 2023, Forever 8, entered into a Series C Loan and Security Agreement (the “Series C Agreement”) with an individual (the “Series C Lender”). Under the terms of the Series C Agreement, the Series C Lender will make available to Forever 8, in an amount not to exceed its obligations, a loan advance in an amount to be determined by the Series C Lender (as such amount may be increased, the “Aggregate Commitment”) in the aggregate, of which (x) a certain amount will be deposited into an account of Forever 8 in accordance with its written instructions (the “Initial Loan Advance”) and (y) the remaining balance of the Aggregate Commitment after deducting the Initial Loan Advance shall be deposited into an escrow account (the “Escrow Funds”). Forever 8 may, at any time, request an advance for all or a portion of the Escrow Funds (each such advance, a “Subsequent Draw”).

Forever 8 issued a Promissory Note to the Series C Lender in the amount of the Series C Lender’s respective Initial Loan Advance. The principal balance of the Initial Loan Advance and each Subsequent Draw shall bear interest thereon from October 19, 2023 and applicable funding date of any Subsequent Draw, respectively, at 18.00% per annum (the “Interest Rate”). The Borrower shall pay the Series C Lender, according to its percentage of its Aggregate Commitment, an unused commitment fee on the actual daily amount of the amount equal to the Aggregate Commitment less the Initial Loan Advance and less the aggregate amount of all Subsequent Draws during the immediately preceding calendar quarter at the rate of five percent (5.00%) per annum. In the event any payment is not paid on or within five (5) business days of the scheduled payment date, an amount equal to two percent (2.00%) of the past due amount shall be payable on demand, in addition to interest accruing. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Series C Agreement) thereunder, the Initial Loan Advance and all Subsequent Draws, including principal, interest, compounded interest, and professional fees thereupon, shall upon the election of the Series C Lender, bear interest at the Interest Rate, plus five (5) percentage points. In the event any interest is not paid when due, delinquent interest shall be added to principal and shall bear interest on interest, compounded.

On October 6, 2023, Forever 8, entered into a Series B Loan and Security Agreement (the “Series B Agreement”) with an individual (the “Series B Lender”). Under the terms of the Series B Agreement, the Series B Lender will make available to Forever 8, in an amount not to exceed its obligations, a loan advance in an amount to be determined by the Series B Lender (as such amount may be increased, the “Series B Aggregate Commitment”) in the aggregate, of which (x) a certain amount will be deposited into an account of Forever 8 in accordance with its written instructions (the “Series B Initial Loan Advance”) and (y) the remaining balance of the Series B Aggregate Commitment after deducting the Series B Initial Loan Advance shall be deposited into the escrow account (the “Series B Escrow Funds”). Foreber 8 may, at any time, request an advance for all or a portion of the Series B Escrow Funds (each such advance, a “Series B Subsequent Draw”).

Forever 8 issued a Promissory Note to the Series B Lender in the amount of the Series B Lender’s respective Series B Initial Loan Advance. The principal balance of the Series B Initial Loan Advance and each Series B Subsequent Draw shall bear interest thereon from the October 4, 2023 and applicable funding date of any Series B Subsequent Draw, respectively, at 15.00% per annum (the “Interest Rate”). The Borrower shall pay the Series B Lender, according to its percentage of its Series B Aggregate Commitment, an unused commitment fee on the actual daily amount equal to the Series B Aggregate Commitment less the Series B Initial Loan Advance and less the aggregate amount of all Series B Subsequent Draws during the immediately preceding calendar quarter at the rate of five percent (5.00%) per annum. In the event any payment is not paid on or within five (5) business days of the scheduled payment date, an amount equal to two percent (2.00%) of the past due amount shall be payable on demand, in addition to interest accruing. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Series B Agreement) thereunder, the Series B Initial Loan Advance and all Series B Subsequent Draws, including principal, interest, compounded interest, and professional fees thereupon, shall upon the election of the Series B Lender, bear interest at the Interest Rate, plus five (5) percentage points. In the event any interest is not paid when due hereunder, delinquent interest shall be added to principal and shall bear interest on interest, compounded. On October 6, 2023, the Lender advanced the Borrower $50,000 and an additional $50,000 on October 12, 2023.

As security for the prompt and complete payment when due (whether on the payment dates or otherwise) of all the Series B obligations under the Series B Agreement and Series C obligations under the Series C Agreement, Forever 8 granted to the Series B Lender and Series C Lender, a security interest in all of Forever 8’s right, title, and interest in and to all Inventory or Equipment and machinery, in each case, purchased (or refinanced) with the proceeds of the Initial Loan Advance and any Subsequent Draw, and, to the extent not otherwise included, all Proceeds of each of the foregoing and all products, additions, increases and accessions to, substitutions and replacements for, and rents, profits and products of each of the foregoing.

On October 12, 2023, Forever 8 entered into a Lender Joinder Agreement (the “Joinder Agreement”) with an individual (the “Subsequent Lender”). Under the terms of the Joinder Agreement, the Subsequent Lender agreed to become a lender and be bound by the terms of the Series B Agreement as a lender On October 17, 2023, the Subsequent Lender advanced Forever 8 $50,000.

On October 13, 2023, Eightco committed to a plan of termination that resulted in a work force reduction of 6 employees in all areas of the organization. The Company is undertaking this workforce reduction to lower operating expenses and preserve capital while continuing to focus on its Forever 8 business expansion. In addition to the workforce reduction, the Company’s CEO, CFO and all directors have agreed to accrue all, or a portion, of their compensation until further notice.

As a result of this reduction in force, the Company estimates that it will record a one-time charge of approximately $0.3 million in the fourth quarter of 2023. The charge that the Company expects to incur in connection with the reduction in force is subject to a number of assumptions, and actual results may differ. The Company may also incur other charges not currently contemplated due to events that may occur as a result of, or associated with, the reduction in force.

On November 1, 2023, the Company issued 115,000 shares of common stock to a consultant for investor relations.

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

Overview

As used herein, “Eightco” and the “Company” refer to Eightco Holdings Inc. and subsidiaries and/or where applicable, its management, a Delaware corporation originally incorporated on September 21, 2021 (date of inception) under the laws of the State of Nevada. On March 9, 2022, the Company converted to a Delaware corporation pursuant to a plan of conversion entered into with the Former Parent. On April 4, 2023, the Company changed its name to Eightco Holdings Inc. from Cryptyde, Inc. and its stock symbol to “OCTO.” The Company is comprised of three main businesses, Forever 8 Inventory Cash Flow Solution, our Web3 Business, which includes the sale of BTC mining hardware, and our Packaging Business. Our Inventory Solution Business, Forever 8 Fund, LLC, a Delaware limited liability company focused on purchasing inventory for e-commerce retailers, which we acquired on October 1, 2022 (“Forever 8”). We no longer intend to generate revenue from our Web 3 Business. Our Packaging Business manufactures and sells custom packaging for a wide variety of products and through packaging helps customers generate brand awareness and promote brand image.

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

Nasdaq Deficiency Notice

On September 29, 2023, the Company received a written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) that the Company is not in compliance with the minimum bid price requirement of $1.00 per share set forth in Nasdaq Rules for continued listing on Nasdaq.

Based on the closing bid price of the Company’s listed securities for the 31 consecutive business days from August 16, 2023 to September 28, 2023, the Company no longer meets the minimum bid price requirement set forth in Listing Rule 5550(a)(2). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided 180 calendar days, or until March 27, 2024, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the Company’s common shares must have a closing bid price of at least $1.00 for a minimum of 10 consecutive business days.

The Company intends to resolve the deficiency and regain compliance with the Listing Rules; however, there is no guaranty that the Company will be able to do so. Ultimately, if the Company is not able to resolve the deficiency and regain compliance with the Listing Rules, the Company’s common stock may be delisted.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no changes to our critical accounting policies during the nine months ended September 30, 2023. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, as well as in our consolidated financial statements and the footnotes thereto, included in the Annual Report on Form 10-K.

Key Components of our Results of Operations

Revenues

We generate the majority of our revenues from inventory financing through our wholly owned subsidiary, Forever 8. In addition, we will generate revenues from the sale of corrugated custom packaging to a wide array of customers and the sale of Bitcoin mining equipment offered through CW Machines, LLC.

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

Results of Operations

Three Months Ended September 30, 2023 versus Three Months Ended September 30, 2022

The following table sets forth information comparing the components of net (loss) income for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Period over Period Change
	2023	2022	$	%

Revenues, net	$23,334,588	$4,701,929	$18,632,659	396.28%
Cost of revenues	20,587,284	4,281,947	16,305,337	380.79%
Gross profit	2,747,304	419,982	2,327,322	554.15%

Operating expenses:
Selling, general and administrative	3,434,847	4,189,311	(754,464)	-18.01%
Operating (loss)	(687,543)	(3,769,329)	3,081,786	-81.76%

Other (expense) income:
Interest (expense)	(2,795,169)	(5,803,083)	3,007,914	-51.83%
Loss on issuance of warrants	-	(25,318,519)	25,318,519	-100.00%
Other income	29,562	39,199	(9,637)	-24.58%
Total other (expense), net	(2,765,607)	(31,082,403)	28,316,796	-91.10%
(Loss) before income taxes	(3,453,150)	(34,851,732)	31,398,582	-90.09%
Income tax expense (benefit)	-	-	-	-%
Net (loss)	$(3,453,150)	$(34,851,732)	$31,398,582	-90.09%

Revenue

For the three months ended September 30, 2023, revenues increased by $18,632,659 or 396.28%, as compared to the three months ended September 30, 2022. The increase was largely attributable to the increased sale of goods from revenue derived from the inventory management solutions business.

Cost of Revenues

For the three months ended September 30, 2023, cost of revenues increased by $16,305,337 or 380.79%, as compared to the three months ended September 30, 2022. The increase was largely attributable to the increase in total revenues for our inventory management solutions business, as well as increased costs of materials and production in our corrugated business.

Gross Profit

For the three months ended September 30, 2023, gross profit increased by $2,327,322 or 554.15%, as compared to the three months ended September 30, 2022. The increase was largely attributable to an increase in revenue derived from the inventory management solutions business.

Operating Expenses

Selling, general and administrative expenses were $3,434,847 and $4,189,311 for the three months ended September 30, 2023 and 2022, respectively, representing a decrease of $754,464, or 18.01%. The decrease was largely attributable to the decrease in professional fees, payroll costs, insurance expense, rent expense, selling and warehousing fees.

Interest Expense

Interest expense was $2,795,169, for the three months ended September 30, 2023, versus interest expense of $5,803,083 for the three months ended September 30, 2022. The decrease in interest expense was largely attributable to the amortization of debt issuance costs related to borrowing under the convertible notes payable.

Total other (expense) income

Total other (expense) income was ($2,765,607) for the three months ended September 30, 2023 versus ($31,082,403) for the three months ended September 30, 2022. The decrease in total other income (expense) was largely attributable to the loss on issuance of warrants of ($25,318,519) and interest expense of ($5,803,082) for the three months ended September 30, 2022.

Income tax expense

Income tax expense was $0 for the three months ended September 30, 2023, versus an income tax expense of $0 for the three months ended September 30, 2022, respectively.

Net loss

Net loss was $3,453,150 for the three months ended September 30, 2023, versus $34,851,732 for the three months ended September 30, 2022. The decrease in net loss was largely attributable to the loss on issuance of warrants of $25,318,519 for the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 versus Nine Months Ended September 30, 2022

The following table sets forth information comparing the components of net (loss) income for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Period over Period Change
	2023	2022	$	%

Revenues, net	$59,771,456	$15,767,535	$44,003,921	279.08%
Cost of revenues	52,675,166	14,003,205	38,671,961	276.17%
Gross profit	7,096,290	1,764,330	5,331,960	302.21%

Operating expenses:
Selling, general and administrative	13,785,520	10,403,414	3,382,106	32.51%
Impairment	292,748	-	292,748	100.00%
Operating (loss)	(6,981,978)	(8,639,084)	1,657,106	-19.18%

Other (expense) income:
Interest (expense)	(8,344,729)	(5,802,758)	(2,541,971)	43.81%
Loss on issuance of warrants	(46,928,815)	(25,318,519)	(21,610,296)	85.35%
Other income	97,984	141,731	(43,747)	-30.87%
Total other (expense), net	(55,175,560)	(30,979,546)	(24,196,014)	78.10%
(Loss) before income taxes	(62,157,538)	(39,618,630)	(22,538,908)	56.89%
Income tax expense (benefit)	-	(172,997)	172,997	-100.00%
Net (loss)	$(62,157,538)	$(39,445,633)	$(22,711,905)	57.58%

Revenue

For the nine months ended September 30, 2023, revenues increased by $44,003,921 or 279.08%, as compared to the nine months ended September 30, 2022. The increase was largely attributable to the increased sale of goods from the revenue derived from the inventory management solutions business.

Cost of Revenues

For the nine months ended September 30, 2023, cost of revenues increased by $38,671,961 or 276.17%, as compared to the nine months ended September 30, 2022. The increase was largely attributable to the increase in total revenues for our inventory management solutions business, as well as increased costs of materials and production in our corrugated business.

Gross Profit

For the nine months ended September 30, 2023, gross profit increased by $5,331,960 or 302.21%, as compared to the nine months ended September 30, 2022. The increase was largely attributable to an increase in revenue derived from the inventory management solutions business.

Operating Expenses

Selling, general and administrative expenses were $13,785,520 and $10,403,414 for the nine months ended September 30, 2023 and 2022, respectively, representing an increase of $3,382,106, or 32.51%. The increase was largely attributable to the increase in professional fees, payroll costs, insurance expense, rent expense, selling and warehousing fees and operating costs as a standalone public company.

Interest Expense

Interest expense was $8,344,729, for the nine months ended September 30, 2023, versus $5,802,758 for the nine months ended September 30, 2022. The increase in interest expense was largely attributable to the amortization of debt issuance costs related to borrowing under the convertible notes payable.

Total other (expense) income

Total other (expense) income was ($55,175,560) for the nine months ended September 30, 2023 versus ($30,979,546) for the nine months ended September 30, 2022. The increase in total other income (expense) was largely attributable to the loss on issuance of warrants of ($46,928,815) and interest expense of ($8,704,274) for the nine months ended September 30, 2023.

Income tax expense

Income tax expense was $0 for the nine months ended September 30, 2023, versus an income tax benefit of $172,997 for the nine months ended September 30, 2022, respectively.

Net loss

Net loss was $62,157,538 for the nine months ended September 30, 2023, versus ($39,445,633) for the nine months ended September 30, 2022. The increase in net loss was largely attributable to the loss on issuance of warrants of $46,928,815.

Liquidity and Capital Resources

As reflected in the accompany financial statements for the three months ended September 30, 2023, the Company incurred a net loss of $3.5 million and as of September 30, 2023, had stockholders’ equity of $2.7 million and approximately $3.6 million in cash and cash equivalents as compared to $5.6 million at December 31, 2022. The Company expects that its current cash and cash equivalents is not sufficient to support its projected operating requirements for at least the next 12 months from this date. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

The Company expects to need additional capital in order to maintain revenues at current levels. Any additional equity financing, if available, may not be on favorable terms and would likely be significantly dilutive to the Company’s current stockholders, and debt financing, if available, may involve restrictive covenants. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will likely have a materially adverse effect on our business, financial condition and results of operations.

Cash Flows

Since inception, Eightco and its subsidiaries have primarily used its available cash to fund its operations. The following table sets forth a summary of cash flows for the periods presented:

	For the Nine Months Ended September 30,
	2023	2022
Cash (used in) provided by:
Operating Activities	$(6,698,006)	$(15,172,272)
Investing Activities	(182,871)	(82,644)
Financing Activities	4,959,110	20,969,662
Net increase (decrease) in cash and restricted cash	$(1,921,767)	$5,714,746

Cash Flows for the Nine months Ended September 30, 2023 and 2022

Operating Activities

Net cash (used in) operating activities was ($6,698,006) during the nine months ended September 30, 2023, which consisted primarily of a net loss of $62,157,538 offset largely by amortization of debt issuance costs of $5,942,084 and loss on issuance of warrants of $46,928,815 and changes in assets and liabilities of ($364,481). Net cash (used in) operating activities was ($15,172,272) during the nine months ended September 30, 2022, which consisted primarily of a net loss of $39,445,633 offset by non-cash depreciation expense of $177,756 and changes in assets and liabilities of ($8,497,732).

Investing Activities

Net cash (used in) investing activities was ($182,871) during the nine months ended September 30, 2023 compared to ($82,644) for the nine months ended September 30, 2022. The increase in net cash used in investing activities is largely attributable to the purchases of developed technology in the amount of ($246,468) offset by the sale of capital expenditures in the amount of $181,000.

Financing Activities

Net cash provided by financing activities was $4,959,110 during the nine months ended September 30, 2023 compared to $20,969,662 for the nine months ended September 30, 2022. This decrease was largely attributable to proceeds from the issuance of debt of $30,000,000 and proceeds from the issuance of common stock of $12,001,000 during the nine months ended September 30, 2022 versus $3,150,000 and $2,575,000 from the issuance of debt and lines of credit, respectively, during the nine months ended September 30, 2023.

Eightco has required funding from the Former Parent to launch operations. Ferguson Containers has historically had positive cash flows from operations. Since inception, Ferguson Container’s operations have been funded principally through its operations.

The Company did not have any off-balance sheet arrangements as of September 30, 2023.

Known Trends, Events, Uncertainties and Factors That May Affect Future Operations

The impact of general economic conditions, actual and projected, including inflation, rising interest rates, lower consumer confidence, volatile capital markets, supply chain disruptions, uncertainty and volatility in the financial services sector and the impact of the Hamas-Israel and Russia-Ukraine conflicts, and government and business responses thereto, on the global economy and regional economies.

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

Management has concluded that the material weakness described above currently exists as of September 30, 2023. The Company plans to engage with outside consultants to strengthen its capabilities and help the Company in the design and assessment of its internal controls over financial reporting to further reduce and remediate existing control deficiencies during 2023 and 2024.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2023, there were no changes in our internal control over financial reporting that materially affected our internal control over financial reporting as of September 30, 2023.

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

ITEM 1A. RISK FACTORS

Our business and common stock are subject to a number of risks and uncertainties. The discussion of such risks and uncertainties may be found under “Risk Factors” in the Company’s annual report on Form 10-K filed with the SEC on April 17, 2023. There have been no material changes to these risks during the three months ended September 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

On September 22, 2023, the Company issued 50,000 shares to a consultant for compliance related services.

On November 1, 2023, the Company issued 115,000 shares of common stock to a consultant for investor relations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

(b) Exhibits

The following documents are filed as exhibits hereto:

Exhibit No.	Description

10.1	Loan and Security Agreement and Promissory Note between Forever 8 Fund, LLC and Kevin O’Donnell (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Current Report on Form 8-K dated August 22, 2023)

10.2	Loan and Security Agreement and Promissory Note between Forever 8 Fund, LLC and Joseph Johnston (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Current Report on Form 8-K dated August 22, 2023)

10.3	Loan and Security Agreement and Promissory Note between Forever 8 Fund, LLC and Todd Kuimjian (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Current Report on Form 8-K dated August 25, 2023)

10.4	Prepayment and Redemption Agreement, dated as of October 23, 2023, by and between Eightco Holdings Inc. and the investor signatory thereto (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Current Report on Form 8-K dated October 24, 2023)

10.5	Loan and Security Agreement Series B (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Current Report on Form 8-K dated October 24, 2023)

10.6	Lender Joinder Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Current Report on Form 8-K dated October 24, 2023)

10.7	Loan and Security Agreement Series C (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Current Report on Form 8-K dated October 24, 2023)

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101),

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2023

EIGHTCO HOLDINGS INC.

By:	/s/ Brian McFadden
Name:	Brian McFadden
Title:	Chief Executive Officer

EIGHTCO HOLDINGS INC.

By:	/s/ Brett Vroman
Name:	Brett Vroman
Title:	Chief Financial Officer

