Form 10-K
period 2023-12-31
Eightco Holdings Inc.
filed 2024-04-02
CIK 1892492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission file number: 001-41033

EIGHTCO HOLDINGS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-2755739
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

101 Larry Holmes Dr., Suite 313
Easton, PA	18042
(Address of Principal Executive Offices)	(Zip Code)

(888) 765-8933

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	OCTO	Nasdaq Capital Market

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

☐ Yes ☒ No

The aggregate market value on June 30, 2023 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $4,093,446. The registrant does not have non-voting common stock outstanding.

As of April 1, 2024, there were 8,537,310 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EIGHTCO HOLDINGS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND SUMMARY RISK FACTORS

This Annual Report on Form 10-K for the period ended December 31, 2023 (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, our ability to raise capital, our operational and strategic initiatives or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Annual Report is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Annual Report identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	Our ability to effectively execute our business plans including transitioning from being focused on end-to-end consumer product innovation, development, and commercialization to being focused on inventory financing, digital media, advertising and content technologies innovation, development, and commercialization;
●	Our ability to operate as a going concern;
●	Our ability to manage our expansion, growth and operating expenses;
●	Our ability to protect our brands, reputation and intellectual property rights;
●	Our ability to obtain adequate financing to support our development plans;
●	Our ability to repay our debts;
●	Our ability to rely on third-party suppliers, content contributors, developers, and other business partners;
●	Our ability to evaluate and measure our business, prospects and performance metrics;
●	Our ability to compete and succeed in a highly competitive and evolving industry;
●	Our ability to respond and adapt to changes in technology and consumer behavior;
●	Our dependence on information technology, and being subject to potential cyberattacks, security problems, network disruptions, and other incidents;
●	Our ability to comply with complex and evolving laws and regulations including those relating to privacy, data use and data protection, content, competition, safety and consumer protection, e-commerce, digital assets and other matters, many of which are subject to change and uncertain interpretation;
●	Our ability to enhance disclosure and financial reporting controls and procedures and remedy the existing weakness;
●	Risks in connection with completed or potential acquisitions, dispositions and other strategic growth opportunities and initiatives;
●	Changes in tax laws and regulations;
●	The stability of the governments and political and business conditions in certain foreign countries in which we or certain of our business partners may operate now or in the future;
●	Costs and results of potential litigation;
●	Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies;
●	The use of social or digital media to disseminate false, misleading and/or unreliable or inaccurate information regarding our products, services or the industry in which we operate;
●	Our ongoing businesses may be adversely affected and subject to certain risks and consequences as a result of the spin-off transaction;
●	Our ability to realize the benefits of our acquisition of Forever 8 Fund, LLC; and
●	Our ability to regain and maintain compliance with the listing standards of the Nasdaq Capital Market.

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

Our corporate headquarters are located in Easton, Pennsylvania, and our common stock is listed on the Nasdaq Capital Market under the symbol “OCTO.”

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

In the fiscal years ended December 31, 2023 and 2022, Forever 8 had revenue of $67,568,353 and $23,785,070, respectively.

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

In the fiscal years ended December 31, 2023 and 2022, the Packaging Business had revenue of $7,729,131 and $8,035,709, respectively.

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

Human Capital Resources

As of April 1, 2024, the companies that comprise Eightco had 22 employees that perform various administrative, finance and accounting, technology, and corporate management functions. Of the 22 employees, 15 employees were employed by Ferguson Containers and 7 were employed by Forever 8. None of our employees are represented by a union in collective bargaining with us. We consider relations with our employees to be good.

We are committed to creating a diverse, equitable and inclusive space for all our employees, customers and retail partners. The core values of our Company include integrity, caring and inclusivity that affirms every individual. Our leadership team is committed to fostering an environment where everyone is welcomed, respected, listened to and valued for their unique contributions to the organization, and to providing a work environment that is free from all forms of harassment, discrimination and inequality. We recruit, employ, train, promote and compensate our employees without regard to race, ethnicity, age, gender, gender identity, religion, national origin, citizenship, marital status, veteran’s status or disability. All facilities have established human resource departments with formal hiring processes and controls in place to ensure ethical and fair hiring practices. We compensate employees competitively relative to the industry and local labor market, and in accordance with all applicable federal, state and local wage, work hour, overtime and benefit laws.

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

Our Inventory Solutions Business purchases finished products from its suppliers and does not have long-term contractual arrangements that guarantee production capacity, prices, lead times, or delivery schedules. Our reliance on independent party suppliers exposes us to vulnerability because of our dependence on a few sources of supply. We believe, however, that other sources of supply are available. In addition, we continually strive to develop relationships with other sources of supply in order to reduce our dependence on any one source of supply. As a result, we believe that our current and other available suppliers will ensure that we obtain a sufficient supply of goods built to our specifications in a timely manner and on satisfactory economic terms.

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

Corporate Information

Eightco Holdings Inc. was incorporated in the State of Nevada on September 21, 2021, and is currently listed on the Nasdaq Capital Market under the symbol “OCTO.” On March 9, 2022, we changed our state of domicile to the State of Delaware. On April 3, 2023, we changed our corporate name from Cryptyde, Inc. to Eightco Holdings Inc. Our principal executive office is located at 101 Larry Holmes Dr., Suite 313, Easton, PA 18042, and our telephone number is (866) 980-2818. Our website is www.8co.holdings, and the information included in, or linked to our website is not part of this Annual Report. We have included our website address in this Annual Report solely as a textual reference.

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

Summary of our Risk Factors

Risks Related to Our Business Generally

●	We are a recently formed entity, led by management that has limited experience operating a public company, with little track record and limited historical financial information available;
●	The Company has limited financial resources. Our auditors have expressed in the report of independent registered public accounting firm that there is substantial doubt about our ability to continue as a going concern;
●	Loss of any or all of our key management personnel may present challenges;
●	We could be adversely affected by declines in discretionary consumer spending, consumer confidence and general and regional economic conditions;
●	We operate in highly competitive industries and our revenues, profits or market share could be harmed if we are unable to compete effectively;
●	We may not be able to fund capital expenditures and investment in projects and offerings;
●	A deterioration in the domestic and international economic environment, whether by way of current inflationary conditions or potential recessionary conditions, could adversely affect our operating results, cash flow and financial condition;
●	Geopolitical risks, such as those associated with Russia’s invasion of Ukraine, could result in a decline in the outlook for the U.S. and global economies;
●	Cyber security risks and the failure to maintain the integrity of internal, partner, and consumer data could result in damages to our reputation, the disruption of operations and/or subject us to costs, fines or lawsuits;
●	Our insurance coverage may not be adequate to cover all possible losses that we could suffer and our insurance costs may increase;
●	Our management has limited experience in operating a public company;
●	The requirements of being a public company may strain our resources and distract management; and
●	Our business plan may require additional liquidity and capital resources that might not be available on terms that are favorable to us, or at all.

Risks Related to Our Packaging Business

●	We are subject to the costs and availability of raw materials, and we rely on a limited number of third-party suppliers of raw materials; and
●	We may be affected by interruptions in the transportation of the materials we require to produce packaging.

Risks Related to Forever 8 and its Operations

●	Our stockholders may experience substantial dilution from the issuance of equity consideration in the Forever 8 acquisition and may not realize a benefit from the Forever 8 acquisition commensurate with the ownership dilution they may experience in connection with the acquisition;
●	Our business depends on our strong and trusted brand, and failure to maintain and protect our brand, or any damage to our reputation, or the reputation of our partners, could adversely affect our business, financial condition or results of operations;
●	We are dependent upon consumers continued and unimpeded access to the internet, and upon their willingness to use the internet for commerce; and
●	Our results of operations may be adversely affected by changes in foreign currency exchange rates.

Risks Related to Our Securities

●	We do not expect to issue dividends;
●	An active trading market for our securities may never develop, and the price of our securities may be volatile;
●	We may issue shares of preferred or common stock in the future, which could dilute your percentage ownership of the Company; and
●	In the event that we fail to satisfy any of the listing requirements of Nasdaq, our common stock may be delisted, which could affect our market price and liquidity.

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

The Company has limited financial resources. Our auditors have expressed in the report of independent registered public accounting firm that there is substantial doubt about our ability to continue as a going concern.

The report of our independent registered accounting firm expresses substantial doubt about our ability to continue as a going concern based on the absence of our significant losses from operations and our need for additional financing to fund all of our operations. It is not possible at this time for us to predict with assurance the potential success of our business. The revenue and income potential of our proposed business and operations are unknown. If we cannot continue as a viable entity, we may be unable to continue our operations and you may lose some or all of your investment in our common stock.

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

Our success depends to a significant extent on discretionary consumer spending, which is heavily influenced by general economic conditions and the availability of discretionary income. We believe the markets that all of the Eightco Businesses depend on are heavily reliant on discretionary consumer spending. The current economic environment, coupled with high volatility and uncertainty as to the future global economic landscape, may have an adverse effect on consumers’ discretionary income and consumer confidence. Future volatile, negative, or uncertain economic conditions and recessionary periods or periods of significant inflation may adversely impact consumer spending on our products and services, which would materially adversely affect our business, financial condition and results of operations. Such effects can be especially pronounced during periods of economic contraction or slow economic growth.

We operate in highly competitive industries and our revenues, profits or market share could be harmed if we are unable to compete effectively.

Each of the Eightco Businesses will face competition from existing competitors. Our competitors in the Inventory Management Solutions business include Clearco. With respect to the Packaging Business, our competitors include Sutherland Packaging, Acme Corrugated Box Company, and Trenton Corrugated Products, Inc.

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

Current inflationary conditions in the United States and other parts of the world have increased some of our costs, including our cost of materials and labor. While we thus far have been largely successful in mitigating the impact of current inflationary conditions, we may need to increase our own prices on goods and services sufficiently to offset cost increases, we may not be able to maintain acceptable operating margins and achieve profitability. Additionally, competitors operating in regions with less inflationary pressure may be able to compete more effectively, which could further impact our ability to increases prices and/or result in lost sales.

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

The uncertain nature, magnitude, and duration of hostilities stemming from Russia’s recent military invasion of Ukraine, and the ongoing conflict between Israel and Hamas, including the potential effects of sanctions and retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, and such geopolitical risks could have an adverse impact on macroeconomic factors which affect our businesses, as well as our access to capital.

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

Wood fiber, including old corrugated containers (“OCC”), is the principal raw material in many parts of the paper and packaging industry, including the corrugated cardboard on which our Packaging Business relies. Wood fiber is a commodity, and prices historically have been cyclical and have varied on a regional basis. Environmental litigation and regulatory developments have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the United States. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may further be limited by fire, insect infestation, disease, ice storms, windstorms, flooding and other causes, thereby reducing supply and increasing prices. Demand for OCC, especially from China, could result in shortages or spikes in the cost of OCC.

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

Risks Related to Forever 8 and its Operations

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

Concerns over the risks associated with climate change and environmental matters have been growing in recent years and are at the center of rapidly evolving rule-making in the United States and abroad. Customers, investors, partners, and other stakeholders are increasingly focused on environmental, social and governance (“ESG”) practices. While we have not yet identified a material impact on our results and operations, we acknowledge that physical events, such as extreme weather and natural disasters, could disrupt our operations or those of our customers, partners, or third parties on which we rely, and may result in market volatility, shift in customer purchasing behaviors and travel patterns, and subsequently adversely impact our business. In addition, current and emerging ESG-related regulation, such as mandated disclosures or requirements to reduce carbon footprint, may result in increased compliance requirements, which may increase our costs.

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

For Ferguson Containers’ fiscal years ended December 31, 2023 and 2022, respectively, Ferguson Containers had the following material weakness in internal controls over financial reporting:

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

Our common stock is listed on Nasdaq. For continued listing on Nasdaq, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. On September 29, 2023, we received a letter from the Listing Qualifications Department of Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the 31 consecutive business day period between August 16, 2023, through September 28, 2023, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company has a compliance period of 180 calendar days, or until March 27, 2024 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

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

On March 28, 2024, we received a letter from the Listing Qualifications Department of Nasdaq indicating that the Company has not regained compliance with Nasdaq Listing Rule 5810(c)(3)(A) and is not eligible for a second 180 day period. The Company has not regained compliance with the Rule and is not eligible for a second 180 day period. Specifically, the Company does not comply with the $5,000,000 minimum stockholders’ equity initial listing requirement for The Nasdaq Capital Market.

Accordingly, unless the Company requests an appeal of this determination as described in further detail below, we have determined that the Company’s securities will be scheduled for delisting from The Nasdaq Capital Market and will be suspended at the opening of business on April 8, 2024, and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market.

We intend on appealing the Staff’s determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. A hearing request will stay the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cyber Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing risks from cybersecurity threats. Our approach to cybersecurity risk management is aligned with our risk profile and business.

We have leveraged the support of third-party information technology and security providers, including to perform a risk assessment designed to identify, assess, and manage cybersecurity risks. Further, we follow a formal, documented process to assess the data protection practices of certain third-party vendors that handle sensitive information on our behalf.

Although risks from cybersecurity threats have to date not materially affected, and we do not believe they are reasonably likely to materially affect, us or our business strategy, results of operations or financial condition, we could, from time to time, experience threats and security incidents relating to our and our third-party vendors’ information systems. For more information, please see the section entitled “Risk Factors” in this Annual Report on Form 10-K.

Governance Related to Cybersecurity Risks

Our Senior Director of Information Technology (IT) is responsible for the strategic leadership and direction of our cybersecurity program. The Senior Director of IT has nearly 15 years of experience as an information technology professional.

Our audit committee has oversight over cybersecurity risks. Our management provides periodic presentations to the audit committee on our cybersecurity program, including updates on cybersecurity risks and related cybersecurity strategy, as applicable. The audit committee provides updates regarding our cybersecurity program to the board of directors when material.

ITEM 2. PROPERTIES

The following table summarizes pertinent details of our properties as of December 31, 2023:

Location	Owned or Leased	Lease Expiration	Primary Function
909 New Brunswick Avenue Phillipsburg, NJ 08865	Leased	Month-to-Month	Principal Executive Office

20 Industrial Road Alpha, NJ 08865	Leased	Month-to-Month	Packaging and Logistics Center

234 5th Ave, Suite 511 New York, NY 10001	Leased	Month-to-Month	Office space

Keizersgracht 482, 1017 EG Amsterdam, Netherlands	Leased	Month-to-Month	Office space

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

Holders of Record

The Company had approximately 336 holders of record of our common stock as of April 1, 2024.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company’s executive compensation program consists of stock-based awards issued under an equity incentive plan. The Company determines the appropriate level for compensation under the equity incentive plan based in part, but not exclusively, on its view of internal equity and consistency, individual performance, the Company’s performance, and other information deemed relevant and timely.

Recent Sales of Unregistered Securities, Uses of Proceeds and Issuer Purchases of Equity Securities

Except as set forth below, during the period covered by this Annual Report, we have not sold any equity securities that were not registered under the Securities Act that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

On November 10, 2023, the Company issued 25,000 shares of its common stock to a consultant for services rendered on behalf of the Company.

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

Overview

As used herein, “Eightco” and the “Company” refer to Eightco Holdings Inc. and subsidiaries and/or where applicable, its management, a Delaware corporation originally incorporated on September 21, 2021 (date of inception) under the laws of the State of Nevada. On March 9, 2022, the Company converted to a Delaware corporation pursuant to a plan of conversion entered into with the Former Parent. On April 3, 2023, the Company changed its name to Eightco Holdings Inc. from Cryptyde, Inc. and its stock symbol to “OCTO.” The Company is comprised of two main businesses, Forever 8 Inventory Cash Flow Solution and our Packaging Business. Our Inventory Cash Flow Solution Business, Forever 8 Fund, LLC, a Delaware limited liability company is focused on purchasing inventory and becoming the supplier for e-commerce retailers, which we acquired on October 1, 2022 (“Forever 8”). We no longer intend to generate revenue from our Web 3 Business. Our Packaging Business manufactures and sells custom packaging for a wide variety of products and through packaging helps customers generate brand awareness and promote brand image.

On June 29, 2022, the Company separated from its former parent company, Vinco Ventures Inc. (“Vinco”). As previously announced, we concluded a spin-off from Vinco (the “Separation”) and continue operating our BTC Mining Hardware Business and our Packaging Business. The Separation occurred concurrently with the distribution (the “Distribution”) of our common stock to stockholders of Vinco as of May 18, 2022 (the “Record Date”) at a ratio of one share of our common stock for every ten shares of Vinco common stock held by the Vinco stockholders. Following the Separation, we are an independent, publicly traded company, and Vinco retains no ownership interest in our Company.

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

Recent Financings and Forever 8 Acquisition

Recent Financings

February 2024 Private Placement

On February 26, 2024, Eightco Holdings Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”), pursuant to which the Company sold to the Investors an aggregate of 865,856 shares (the “Shares”) of the Company’s common stock at a purchase price of $0.82 per Share (the “Private Placement”). The Company received aggregate gross proceeds from the Private Placement of approximately $0.71 million. The Shares are being offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(a)(2) and Regulation D promulgated thereunder for transactions not involving a public offering.

The Purchase Agreement contains representations and warranties of the Company and the Investors that are typical for transactions of this type. The Purchase Agreement also contains covenants on the part of the Company that are typical for transactions of this type.

Series A Financing

On May 30, 2023, the Company’s wholly owned subsidiary, Forever 8 Fund, LLC (the “Borrower”), entered into a Loan and Security Agreement (the “Agreement”) with several individuals, financial institutions and entities (collectively, the “Lenders”). Under the terms of the Agreement, each Lender will severally (and not jointly) make available to Borrower, in an amount not to exceed its respective Commitment, a Loan Advance amount to be determined by the Lender (as such amount may be increased, the “Aggregate Commitment”) in the aggregate, of which (x) a certain amount will be deposited into an account of the Borrower in accordance with its written instructions (the “Initial Loan Advance”) and (y) the remaining balance of the Aggregate Commitment after deducting the Initial Loan Advance shall be deposited into the Escrow Account (the “Escrow Funds”). The Borrower may, at any time, request an advance for all or a portion of the Escrow Funds (each such advance, a “Subsequent Draw”).

The Borrower issued a Promissory Note (the “Note”) to each of the Lenders in the amount of the Lender’s respective Initial Loan Advance. The principal balance of the Initial Loan Advance and each Subsequent Draw shall bear interest thereon from the Closing Date and applicable Advance Date, respectively, at 15.00% per annum. The Borrower shall pay each Lender, according to its Applicable Percentage, an unused commitment fee on the actual daily amount of the Unused Commitment Amount during the immediately preceding calendar quarter at the rate of five percent (5.00%) per annum (the “Unused Commitment Fee”). In the event any payment is not paid on or within five (5) Business Days of the scheduled payment date, an amount equal to two percent (2.00%) of the past due amount shall be payable on demand, in addition to interest accruing. In addition, upon the occurrence and during the continuation of an Event of Default hereunder, the Initial Loan Advance and all Subsequent Draws, including principal, interest, compounded interest, and professional fees thereupon, shall upon the election of the Lenders, bear interest at the Interest Rate, plus five (5) percentage points. In the event any interest is not paid when due hereunder, delinquent interest shall be added to principal and shall bear interest on interest, compounded.

As security for the prompt and complete payment when due (whether on the payment dates or otherwise) of all the Secured Obligations, Borrower grants to Lenders a security interest in all of Borrower’s right, title, and interest in and to all Inventory or Equipment and machinery, in each case, purchased (or refinanced) with the proceeds of the Initial Loan Advance and any Subsequent Draw, and, to the extent not otherwise included, all Proceeds of each of the foregoing and all products, additions, increases and accessions to, substitutions and replacements for, and rents, profits and products of each of the foregoing (collectively, the “Collateral”).

As of the date of this filing, $3,425,000 has been committed by the Lenders.

Series B Financing

On October 6, 2023, the Company’s wholly owned subsidiary, Forever 8 Fund, LLC (the “Borrower”), entered into a Series B Loan and Security Agreement (the “Series B Agreement”) with an individual (the “Lender”). Under the terms of the Series B Agreement, the Lender will make available to Borrower, in an amount not to exceed its respective Commitment, a Loan Advance amount to be determined by the Lender (as such amount may be increased, the “Aggregate Commitment”) in the aggregate, of which (x) a certain amount will be deposited into an account of the Borrower in accordance with its written instructions (the “Initial Loan Advance”) and (y) the remaining balance of the Aggregate Commitment after deducting the Initial Loan Advance shall be deposited into the Escrow Account (the “Escrow Funds”). The Borrower may, at any time, request an advance for all or a portion of the Escrow Funds (each such advance, a “Subsequent Draw”).

The Borrower issued a Promissory Note (the “Note”) to the Lender in the amount of the Lender’s respective Initial Loan Advance. The principal balance of the Initial Loan Advance and each Subsequent Draw shall bear interest thereon from the Closing Date and applicable Advance Date, respectively, at 15.00% per annum. The Borrower shall pay each Lender, according to its Applicable Percentage, an unused commitment fee on the actual daily amount of the Unused Commitment Amount during the immediately preceding calendar quarter at the rate of five percent (5.00%) per annum (the “Unused Commitment Fee”). In the event any payment is not paid on or within five (5) Business Days of the scheduled payment date, an amount equal to two percent (2.00%) of the past due amount shall be payable on demand, in addition to interest accruing. In addition, upon the occurrence and during the continuation of an Event of Default hereunder, the Initial Loan Advance and all Subsequent Draws, including principal, interest, compounded interest, and professional fees thereupon, shall upon the election of the Lender, bear interest at the Interest Rate, plus five (5) percentage points. In the event any interest is not paid when due hereunder, delinquent interest shall be added to principal and shall bear interest on interest, compounded.

As security for the prompt and complete payment when due (whether on the payment dates or otherwise) of all the Secured Obligations, Borrower grants to Lender a security interest in all of Borrower’s right, title, and interest in and to all Inventory or Equipment and machinery, in each case, purchased (or refinanced) with the proceeds of the Initial Loan Advance and any Subsequent Draw, and, to the extent not otherwise included, all Proceeds of each of the foregoing and all products, additions, increases and accessions to, substitutions and replacements for, and rents, profits and products of each of the foregoing (collectively, the “Collateral”).

From October 12, 2023, through February 26, 2024, the Borrower entered into Lender Joinder Agreements (the “Joinder Agreement”) with several individuals and entities (the “Subsequent Lenders”). Under the terms of the Joinder Agreement, the Subsequent Lenders agreed to become a Lender and be bound by the terms of the Series B Agreement as a Lender pursuant to Section 2.6 of the Series B Agreement.

As of the date of this filing, $275,000 has been committed by the Lenders.

Series C Financing

On October 19, 2023, the Company’s wholly owned subsidiary, Forever 8 Fund, LLC (the “Borrower”), entered into a Series C Loan and Security Agreement (the “Series C Agreement”) with an individual (the “Lender”). Under the terms of the Series C Agreement, the Lender will make available to Borrower, in an amount not to exceed its respective Commitment, a Loan Advance amount to be determined by the Lender (as such amount may be increased, the “Aggregate Commitment”) in the aggregate, of which (x) a certain amount will be deposited into an account of the Borrower in accordance with its written instructions (the “Initial Loan Advance”) and (y) the remaining balance of the Aggregate Commitment after deducting the Initial Loan Advance shall be deposited into the Escrow Account (the “Escrow Funds”). The Borrower may, at any time, request an advance for all or a portion of the Escrow Funds (each such advance, a “Subsequent Draw”).

The Borrower issued a Promissory Note (the “Note”) to the Lender in the amount of the Lender’s respective Initial Loan Advance. The principal balance of the Initial Loan Advance and each Subsequent Draw shall bear interest thereon from the Closing Date and applicable Advance Date, respectively, at 18.00% per annum. The Borrower shall pay the Lender, according to its Applicable Percentage, an unused commitment fee on the actual daily amount of the Unused Commitment Amount during the immediately preceding calendar quarter at the rate of five percent (5.00%) per annum (the “Unused Commitment Fee”). In the event any payment is not paid on or within five (5) Business Days of the scheduled payment date, an amount equal to two percent (2.00%) of the past due amount shall be payable on demand, in addition to interest accruing. In addition, upon the occurrence and during the continuation of an Event of Default hereunder, the Initial Loan Advance and all Subsequent Draws, including principal, interest, compounded interest, and professional fees thereupon, shall upon the election of the Lenders, bear interest at the Interest Rate, plus five (5) percentage points. In the event any interest is not paid when due hereunder, delinquent interest shall be added to principal and shall bear interest on interest, compounded.

As security for the prompt and complete payment when due (whether on the payment dates or otherwise) of all the Secured Obligations, Borrower grants to Lender a security interest in all of Borrower’s right, title, and interest in and to all Inventory or Equipment and machinery, in each case, purchased (or refinanced) with the proceeds of the Initial Loan Advance and any Subsequent Draw, and, to the extent not otherwise included, all Proceeds of each of the foregoing and all products, additions, increases and accessions to, substitutions and replacements for, and rents, profits and products of each of the foregoing (collectively, the “Collateral”).

As of the date of this filing, $2,900,000 has been committed by the Lenders.

Series D Financing

On March 15, 2024, Forever 8 Fund, LLC (“Forever 8”), a wholly owned subsidiary of Eightco Holdings Inc. (the “Company”), entered into the Series D Loan and Security Agreement (the “Series D Agreement”), with the lenders party thereto from to time (collectively, the “Lenders”) for an amount of up to $5,000,000.

In connection with the Series D Agreement, on March 15, 2024, Forever 8 also entered into a Subordination Agreement (the “Subordination Agreement”) with each of the Lenders, the several individuals, financial institutions or entities from time to time party thereto (collectively, the “Senior Lenders”) and the collateral agent for the Senior Lenders. Forever 8 additionally entered into an Intercreditor Agreement (the “Intercreditor Agreement”) with the lenders party thereto and the collateral agent for such lenders. As of the date of this filing, a total of $250,000 has been committed by a Lender.

As of the date of this filing, $600,000 has been committed by the Lenders.

May 2023 Debt Exchange

On May 30, 2023, the Forever 8 Fund, LLC (the “Borrower”) entered into a Debt Exchange Agreement (the “Debt Agreement”) with two Lenders for funds advanced to the Borrower pursuant to secured promissory notes (the “Old Notes”), executed by the Borrower in favor of the Lenders during 2021. Under the terms of the Debt Agreement, the Old Notes shall be exchanged for new Notes (“New Notes”) as per the terms of the Loan and Security Agreement dated May 30, 2023. The principal of the New Notes issued under the Debt Agreement is $1,650,000.

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

The Company redeemed all of the Warrants related to the Investor for $660,000 on October 23, 2023.

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

In connection with the full payoff of the Hudson Bay Notes the Registration Rights Agreement is no longer effective.

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

On March 27, 2024, the Company issued 120,974 shares of common stock which retired a portion of the Promissory Notes.

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

On March 28, 2024, we received a letter from the Listing Qualifications Department of Nasdaq indicating that the Company has not regained compliance with Nasdaq Listing Rule 5810(c)(3)(A) and is not eligible for a second 180 day period. The Company has not regained compliance with the Rule and is not eligible for a second 180 day period. Specifically, the Company does not comply with the $5,000,000 minimum stockholders’ equity initial listing requirement for The Nasdaq Capital Market.

Accordingly, unless the Company requests an appeal of this determination as described in further detail below, we have determined that the Company’s securities will be scheduled for delisting from The Nasdaq Capital Market and will be suspended at the opening of business on April 8, 2024, and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market.

We intend on appealing the Staff’s determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. A hearing request will stay the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision.

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

Key Components of our Results of Operations

Revenues

We generate the majority of our revenues from inventory financing through our wholly owned subsidiary, Forever 8 Fund, LLC. In addition, we will generate revenues from the sale of corrugated custom packaging to a wide array of customers and the sales of Bitcoin mining equipment offered through CW Machines, LLC.

Cost of Revenues

Our cost of revenues includes inventory costs, materials and supplies costs, internal labor costs and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs. In addition, we incurred costs related to the purchase of Bitcoin mining equipment which was resold to customers.

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

Results of Operations

Year Ended December 31, 2023 versus the Year Ended December 31, 2022

The following table sets forth information comparing the components of net (loss) income for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Period over Period Change
	2023	2022	$	%

Revenues, net:
Inventory Management Solutions	$67,568,353	$23,785,070	$43,783,283	184.08%
Corrugated	7,729,131	8,035,709	(306,578)	-3.82%
Total	75,297,484	31,820,779	43,476,705	136.63%
Cost of revenues:
Inventory Management Solutions	61,308,561	23,554,550	37,754,011	160.28%
Corrugated	5,496,462	6,072,319	(575,857)	-9.48%
Total	68,805,023	29,626,869	37,178,154	125.49%
Gross profit:
Inventory Management Solutions	6,259,792	230,520	6,029,272	2,615.51%
Corrugated	2,232,669	1,963,390	269,279	13.72%
Total	8,492,461	2,193,910	6,298,551	287.09%

Operating expenses:
Selling, general and administrative	16,335,651	16,401,414	(65,763)	-0.40%
Restructuring and severance	2,133,982	1,300,000	833,982	64.15%
Operating loss	(9,977,172)	(15,507,504)	5,530,332	-35.67%

Other (expense) income:
Interest (expense)	(11,553,589)	(6,966,606)	(4,586,983)	65.84%
Loss on issuance of warrants	(46,928,815)	(25,318,519)	(21,610,296)	85.35%
Other income	139,162	173,572	(34,410)	-19.82%
Total other (expense) income, net	(58,343,242)	(32,111,553)	(26,231,689)	81.69%
(Loss) income before income taxes	(68,320,414)	(47,619,057)	(20,701,357)	43.47%
Income tax expense (benefit)	-	(172,997)	172,997	-100.00%
Net (loss)	$(68,320,414)	$(47,446,060)	$(20,874,354)	44.00%

Revenue

For the year ended December 31, 2023, revenues increased by $43,476,705 or 136.63%, as compared to the year ended December 31, 2022. The increase was primarily the result of increased sales through the inventory management solutions business which resulted in revenues of $67,568,353 for the year ended December 31, 2023 versus $23,785,070 or the year ended December 31, 2022.

Cost of Revenues

For the year ended December 31, 2023, cost of revenues increased by $37,178,154 or 125.49%, as compared to the year ended December 31, 2022. The increase was largely attributable to the increase in total revenues, increased costs of materials and production, as well as costs associated with the delivery and sale of goods related to the inventory management solutions business.

Gross Profit

For the year ended December 31, 2023, gross profit increased by $6,298,551, or 287.09%, as compared to the year ended December 31, 2022. The increase was largely attributable to the increase in sales through the Forever 8 Fund.

Operating Expenses

Selling, general and administrative expenses were $16,335,561 and $16,401,414 for the years ended December 31, 2023 and 2022, respectively, representing a decrease of $65,763, or 0.40%. The decrease was largely attributable to the decrease in salaries.

Restructuring and severance expenses were $2,133,982 and $1,300,000 for the years ended December 31, 2023 and 2022, respectively, representing an increase of $833,982, or 64.15%. The increase was largely attributable to the headcount reductions.

Interest Expense

Interest expense was $11,553,589 for the year ended December 31, 2023, versus $6,966,606 for the year ended December 31, 2022. The increase in interest expense was largely attributable to the amortization of debt issuance costs related to borrowing under the convertible notes payable.

Total other (expense) income

Total other (expense) income was ($58,343,242) for the year ended December 31, 2023 versus ($32,111,553) for the year ended December 31, 2022. The increase in total other income (expense) was largely attributable to the loss on issuance of warrants and amortized interest expense.

Income tax expense

Income tax expense (benefit) was $- for the year ended December 31, 2023, versus an income tax benefit of ($172,997) for the year ended December 31, 2022, respectively. The decrease in income tax benefit for the year ended December 31, 2023 was a result of state taxes related to Ferguson Containers, Inc. for the year ended December 31, 2021.

Net (loss) income

Net loss was ($68,320,414) for the year ended December 31, 2023, versus a net loss of ($47,446,060) for the year ended December 31, 2022. The increase in net loss was largely attributable to the loss on issuance of warrants and amortized interest expense.

Liquidity and Capital Resources

Eightco Holdings Inc. has required funding from the Former Parent to fund its operations. In addition, other than those that relate to the Note Private Placement, which currently amount to approximately $7.9 million, the Company has no significant debt obligations.

The Company currently has approximately $500,000 in cash. The Company expects to need additional capital in order to fund its operations and increase revenues above current levels.

Cash Flows for the Years Ended December 31, 2023 and 2022

Since inception, Eightco Holdings Inc. and its subsidiaries have primarily used its available cash to fund its operations. The following table sets forth a summary of cash flows for the periods presented:

	For the Years Ended December 31,
	2023	2022
Cash (used in) provided by:
Operating Activities	$(6,399,079)	$(16,719,389)
Investing Activities	(295,150)	468,419
Financing Activities	6,361,634	20,920,207
Net increase in cash and restricted cash	$(332,595)	$4,669,237

Operating Activities

Net cash (used in) operating activities was ($6,399,079) during the year ended December 31, 2023, which consisted primarily of a net loss of $68,320,414 offset by non-cash depreciation expense of $3,044,531, amortization of debt issuance costs of $8,109,078, impairment charges of 292,748, share based compensation of ($358,937), loss on issuance of warrants of $46,928,815 and changes in assets and liabilities of $3,899,203. Net cash (used in) operating activities was ($16,719,389) during the year ended December 31, 2022, which consisted primarily of a net loss of $47,446,060 offset by non-cash depreciation expense of $848,933, amortization of debt issuance costs of $6,217,053, impairment charges of $1,300,000, share based compensation of $1,504,500, loss on issuance of warrants of $25,318,519, bad debt expense of $608,356 and changes in assets and liabilities of ($5,070,690).

Investing Activities

Net cash provided by (used in) investing activities was ($295,150) during the year ended December 31, 2023 compared to $468,419 for the year ended December 31, 2022. The decrease is largely attributable to cash received from the acquisition of the Forever 8 Fund, LLC recognized in the year ended December 31, 2022.

Financing Activities

Net cash provided by financing activities was $6,361,634 during the year ended December 31, 2023 compared to $20,920,207 for the year ended December 31, 2022. This decrease was largely attributable to a decrease in proceeds from the issuance of common stock and borrowings under convertible notes as compared to the year ended December 31, 2022.

Eightco Holdings Inc. has required funding from the Former Parent to launch operations. Ferguson Containers has historically had positive cash flows from operations. Since inception, Ferguson Containers Inc.’s operations have been funded principally through its operations.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception resulting in an accumulated deficit of $113,278,588 as of December 31, 2023 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets and has a stockholders’ deficit at December 31, 2023. These factors raise substantial doubts about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

As of December 31, 2023, the Company had approximately $5.2 million in cash and cash equivalents as compared to $5.6 million at December 31, 2022. The Company expects that its current cash and cash equivalents, approximately $500,000 as of the date of this annual report, will not be sufficient to support its projected operating requirements for at least the next 12 months from this date.

The Company expects to need additional capital in order to increase revenues above current levels. Any additional equity financing, if available, may not be on favorable terms and would likely be significantly dilutive to the Company’s current stockholders, and debt financing, if available, may involve restrictive covenants. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will likely have a materially adverse effect on our business, financial condition and results of operations. In 2023, the Company began reducing headcount to reduce the corporate overhead. The Company has continued to raise capital in 2024 and will continue to look to reduce costs in 2024.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors of

Eightco Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eightco Holdings Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced net losses and negative cash flows from operations for the years ended December 31, 2023 and 2022, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Blue Bell, Pennsylvania

April 1, 2024

EIGHTCO HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$5,247,836	$5,580,431
Restricted cash	-	1,000,000
Accounts receivable, net	1,873,950	1,263,552
Inventories	6,079,907	4,502,003
Prepaid expenses and other current assets	807,908	1,736,145
Total current assets	14,009,601	14,082,131
Property and equipment, net	744,559	1,321,042
Right of use assets – operating leases	-	68,600
Intangible assets, net	16,108,443	18,579,986
Goodwill	22,324,588	22,324,588
Loan held-for-investment	2,224,252	2,224,252
Total assets	$55,411,443	$58,600,599

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,135,596	$2,174,034
Accounts payable – related parties	381,828	-
Accrued expenses and other current liabilities	747,775	2,624,518
Accrued expenses and other current liabilities – related parties	6,438,900	-
Current portion of operating lease liabilities	-	43,950
Current portion of convertible notes payable, net of debt discount of $277,750	4,637,250	-
Convertible notes payable – related parties,	11,500,000	-
Line of credit	3,200,000	-
Line of credit – related parties	3,425,000	1,850,000
Due to Former Parent	6,977,193	7,226,700
Total current liabilities	39,443,542	13,919,202

Convertible notes payable, net of debt discount of $0 and $1,831,828, respectively	-	7,911,505
Convertible notes payable – related parties, net of debt discount of $1,750,000 and $2,750,000, respectively	14,133,700	24,750,000
Operating lease liabilities, net of current portion	-	26,564
Deferred tax liabilities	82,104	82,104
Contingent consideration	6,100,000	6,100,000
Total liabilities	$59,759,346	$52,789,375

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 500,000,000 shares authorized and 4,706,419 and 633,365 shares outstanding at December 31, 2023 and December 31, 2022, respectively	$4,706	$633
Additional paid-in capital	108,617,178	50,617,631
Accumulated deficit	(113,278,588)	(44,958,199)
Foreign currency translation	723,303	467,668
Total stockholders’ (deficit) attributable to Eightco Holdings Inc.	(3,933,401)	6,127,733
Non-controlling interest	(414,502)	(316,509)
Total stockholders’ equity (deficit)	(4,347,903)	5,811,224
Total liabilities and stockholders’ equity (deficit)	$55,411,443	$58,600,599

The accompanying notes are an integral part of these consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years ended December 31, 2023 and 2022

	2023	2022
Revenues, net	75,297,484	$31,820,779
Cost of revenues	66,805,023	29,626,869
Gross profit	8,492,461	2,193,910

Operating expenses:
Selling, general and administrative expenses	16,335,651	16,401,414
Restructuring and severance	2,133,982	1,300,000
Total operating expenses	18,469,633	17,701,414
Operating loss	(9,977,172)	(15,507,504)

Non-operating income (expense):
Interest expense	(11,553,589)	(6,966,606)
Loss on issuance of warrants	(46,928,815)	(25,318,519)
Other income	139,162	173,572

Total non-operating income (expense)	(58,343,242)	(32,111,553)

Net loss before income tax expense (benefit)	(68,320,414)	(47,619,057)

Income tax expense (benefit)	-	(172,997)

Net loss	(68,320,414)	(47,446,060)
Net loss attributable to non-controlling interest	(25)	(187,649)
Net loss attributable to Eightco Holdings Inc.	(68,320,389)	$(47,258,411)
Net loss per share:
Net loss per share – basic and diluted	(23.63)	$(150.95)

Weight average number of common shares outstanding – basic and diluted	2,891,144	313,072

The accompanying notes are an integral part of these consolidated financial statements.

F-3

EIGHTCO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2023	2022

Net loss	$(68,320,414)	$(47,446,060)
Foreign currency translation – unrealized gain (loss)	255,635	467,688
Comprehensive loss	$(68,064,779)	$(46,978,372)

EIGHTCO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

For the Years ended December 31, 2023 and 2022

	Common Stock		Additional Paid in	Non controlling	Retained Earnings (Accumulated	Accumulated Other
	Shares	Amount	Capital	Interest	Deficit)	Income	Total

Balances, January 1, 2023	633,365	$633	$50,617,631	$(316,509)	$(44,958,199)	$467,668	$5,811,224
Issuance of common stock to note holders	774,333	774	7,742,559	-	-	-	7,743,333
Issuance of common stock to investors	95,299	95	(95)	-	-	-	-
Exercise of warrants	2,544	2,544	12,256	-	-	-	14,800
Issuance of warrants	-	-	51,264,424	-	-	-	51,264,424
Repurchase of warrants from noteholder	-	-	(660,000)	-	-	-	(660,000)
Forfeiture of equity awards	-	-	(854,000)	-	-	-	(854,000)
Share-based compensation	658,954	659	494,404	-	-	-	495,063
Distributions to non-controlling interest	-	-	-	(97,968)	-	-	(97,968)
Foreign currency translation	-	-	-	-	-	255,635	255,635
Net loss	-	-	-	(25)	(68,320,389)	-	(68,320,414)
Balances, December 31, 2023	4,706,419	$4,706	$108,617,178	$(414,502)	$(113,278,588)	$723,303	$(4,347,903)

Balances, January 1, 2022	200	$-	$-	$(128,860)	$2,300,212	$-	$2,171,352
Issuance of common stock to investors	30,000	30	11,999,970	-	-	-	12,000,000
Exercise of warrants	189,047	189	8,963	-	-	-	9,152
Issuance of common stock to shareholders upon distribution from Vinco Ventures, Inc.	376,105	376	(376)	-	-	-	-
Issuance of common stock to vendors	8,500	8	(8)	-	-	-	-
Issuance of common stock to note holders	30,000	30	1,589,970	-	-	-	1,590,000
Issuance of warrants to noteholders and placement agent	-	-	29,224,067	-	-	-	29,224,067
Offering costs	-	-	(960,000)	-	-		(960,000)
Repurchase of common stock from shareholders upon distribution	(487)	-	(49,455)	-	-	-	(49,455)
Share-based compensation	-	-	1,504,500	-	-	-	1,504,500
Shares reserved for future issuance of common stock to Sellers of Forever 8	-	-	7,300,000	-	-	-	7,300,000
Foreign currency translation	-	-	-	-	-	467,668	467,668
Net loss	-	-	-	(187,649)	(47,258,411)	-	(47,446,060)
Balances, December 31, 2022	633,365	$633	$50,617,631	$(316,509)	$(44,958,199)	$467,668	$5,811,224

The accompanying notes are an integral part of these consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31, 2023 and 2022

	2023	2022
Cash flows from operating activities:
Net loss	$(68,320,414)	$(47,446,060)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,044,531	848,933
Amortization of debt issuance costs	8,109,078	6,217,053
Impairments of long-lived assets	292,748	1,300,000
Loss on issuance of warrants	46,928,815	25,318,519
Share-based compensation	(358,937)	1,504,500
Provision for bad debts	-	608,356
Gain on disposal	5,897	-
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(610,398)	(443,312)
Inventories	(1,322,269)	3,541,152
Prepaid expenses and other current assets	928,237	5,462,405
Accounts payable	343,390	(25,775)
Accrued expenses and other current liabilities	4,560,243	(13,605,160)

Net cash used in operating activities	(6,399,079)	(16,719,389)

Cash flows from investing activities:
Purchases of property and equipment	(117,387)	(105,703)
Purchase of license agreement	(358,763)	(158,594)
Cash from acquisition of Forever 8 Fund, LLC	-	732,716
Proceeds from sale of assets	181,000	-

Net cash (used in) provided by investing activities	(295,150)	468,419

Cash flows from financing activities:
Net proceeds from issuance of common stock	14,798	11,529,152
Net borrowings under lines of credit	4,775,000	-
Net borrowings under convertible notes	3,360,000	7,000,000
Net repayments under notes payable – related parties	(249,507)	-
Repurchase of common stock from shareholders upon distribution	-	(49,455)
Due to (from) Former Parent	-	3,028,154
Fees paid to placement agent	-	(560,000)
Fees paid for financing costs	(664,389)	-
Repayments under notes payable – related parties	(116,300)	-
Repayments under notes payable	-	(27,644)
Repurchase of warrants from noteholders	(660,000)	-
Distributions	(97,968)	-

Net cash provided by financing activities	6,361,634	20,920,207

Net increase in cash and cash equivalents and restricted cash	(332,595)	4,669,237
Cash and cash equivalents and restricted cash, beginning of the year	5,580,431	911,194
Cash and cash equivalents and restricted cash, end of the year	$5,247,836	$5,580,431

Supplemental disclosure of cash flow information:
Cash paid for interest	$444,781	$203
Cash paid for income taxes	$-	$-
Right of use assets	$-	$98,736
Operating lease liabilities	$-	$98,736
Convertible shares under notes payable	$7,743,333	$-
Issuance of warrants to noteholders and placement agent	$4,335,611	$3,905,458
Original issue discount	$555,000	$3,333,333
Accrued placement agent fees for equity placement	$-	$480,000
Purchase of property, plant and equipment through settlement of portion of loan held-for-investment	$-	$1,775,748
Fair value of preferred units of Forever 8 Fund, LLC issued in the acquisition reflected as additional paid in capital	$-	$7,300,000
Convertible shares under notes payable – related party	$-	$24,500,000
Accrual for contingent consideration for acquisition of Forever 8 Fund, LLC	$-	$6,100,000
Issuance of common stock upon the distribution from Vinco Ventures, Inc.	$-	$18,805

The accompanying notes are an integral part of these consolidated financial statements.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2023 and 2022

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

As of December 31, 2023, Eightco had three wholly-owned subsidiaries: Forever 8, Ferguson Containers, Inc. (“Ferguson Containers”) and BlockHiro, LLC. Ferguson Containers owns 100% of 8co Holdings Shared Services, LLC. Eightco owns 51% of CW Machines, LLC which is consolidated under the voting interest entity model. Under the voting interest entity model, control is presumed by the holder of a majority voting interest unless noncontrolling shareholders have substantive participating rights. Forever 8 owns 100% of Forever 8 UK, Ltd and Forever 8 Fund EU Holdings BV.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2023 and 2022

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

Restricted Cash. The Company’s restricted cash, for the period ended December 31, 2022, consisted of cash that the Company was contractually obligated to maintain in accordance with the terms of its January 26, 2022 Secured Convertible Note.

Accounts Receivable. Accounts receivable are carried at their contractual amounts, less an estimated allowance for credit losses. Management estimates the allowance for credit losses using a loss-rate approach based on historical loss information, adjusted for management’s expectations about current and future economic conditions, as the basis to determine expected credit losses. Management exercises significant judgment in determining expected credit losses. Key inputs include macroeconomic factors, industry trends, the creditworthiness of counterparties, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Management believes that the composition of receivables at year-end is consistent with historical conditions as credit terms and practices and the client base has not changed significantly. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted. The allowance for credit losses was $67,350 and $46,705 as of December 31, 2023 and 2022, respectively. There was one customer who represented 27% of total accounts receivable as of December 31, 2023.

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

Intangible Assets and Long-lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of its long-lived assets using undiscounted cash flows. If an asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. During the years ended December 31, 2023 and 2022, the Company recorded impairment charges to long lived assets in the amounts of $292,748 and $1,300,000, respectively. We record intangible assets based on their fair value on the date of acquisition. Intangible assets include the cost of developed technology, customer relationships, trademarks and tradenames. Intangible assets are amortized utilizing the straight-line method over their remaining economic useful lives, as follows: 10 years for developed technology, 7 years for customer relationships and 7 years for trademarks and tradenames. The Company reviews long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to an asset, an impairment loss equal to the remaining carrying value of the asset is recorded. The Company did not record any impairment charges related to intangibles assets during the years ended December 31, 2023 and 2022, respectively.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2023 and 2022

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

Revenue Recognition. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for fulfilling those performance obligations. Revenue for product sales is recognized upon receipt by the customer. There are no contract assets or contract liabilities and therefore no unsatisfied performance obligations. One customer represented 71% of total revenues for the year ended December 31, 2023.

Disaggregation of Revenue. The Company’s primary revenue streams include the sale of consumer goods through our inventory management solutions business and the sale of corrugated packaging materials. There are no other material operations that were separately disaggregated for segment purposes.

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

Exchange rate used for the translation as follows:

USD to EUR – 1 USD to .9009 EUR’s.

USD to GBP – 1 USD to .7874 GBP’s.

Earnings Per Share. The Company follows ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share. Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of December 31, 2023 and 2022, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31, 2023	December 31, 2022

Warrants for Former Parent warrant holders	-	15,356
Convertible shares under notes payable	2,445,153	194,867
Warrants for noteholders and placement agent	221,084	720,000
Warrants for equity investors and placement agent	728,000	259,200
Shares to be issued to employees and directors	-	23,250
Shares reserved for issuance for preferred units of Forever 8 Fund, LLC	215,000	210,000
Convertible notes payable issued in acquisition of Forever 8 Fund, LLC	273,837	275,000
Shares reserved for contingent consideration for acquisition of Forever 8 Fund, LLC	370,000	140,000
Total common stock equivalents	4,253,074	1,837,673

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2023 and 2022

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

Income Taxes. The Company accounts for income taxes under the provisions of the FASB ASC Topic 740 “Income Taxes” (“ASC Topic 740”). The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of December 31, 2023 and 2022. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of comprehensive income. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, accounts payable and other current liabilities approximate fair values due to the short-term nature of these instruments. The Company’s long-term debt consists of $31,815,804. The estimated fair value of this debt approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market interest rates.

Concentration of Credit Risks. Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. Cash and cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. The Company has not experienced any significant losses on its deposits of cash and cash equivalents. In regard to trade receivables, the Company performs ongoing evaluations of its customers’ financial condition as well as general economic conditions and, generally, requires no collateral from its customers. On December 31, 2023, amount due from one customer totaled approximately 21% of accounts receivable.

Leases. In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This ASU requires a lessee to recognize a right-of-use asset and a lease liability under most operating leases in its balance sheet. The ASU is effective for annual and interim periods beginning after December 15, 2021. Early adoption is permitted. The Company has adopted ASU 2016-02 as of January 1, 2022. The adoption of the standard did not have a material impact on the balance sheet. As of April 26, 2022, the date the Company assumed the lease, the operating lease right of use asset and operating lease liability amounted to $98,736 with no cumulative-effect adjustment.

Recent Accounting Pronouncements. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as modified by FASB ASU No. 2019-10 and other subsequently issued related ASUs. The amendments in this Update affect loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this new guidance effective January 1, 2023 utilizing the modified retrospective transition method. The adoption of this standard did not have a material impact on the Company’s financial statements, but did change how the allowance for credit losses is determined.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2023 and 2022

3. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception resulting in an accumulated deficit of 113,278,588 as of December 31, 2023 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets and has a stockholders’ deficit at December 31, 2023. These factors raise substantial doubts about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

As of December 31, 2023, the Company had approximately $5.2 million in cash and cash equivalents as compared to $5.6 million at December 31, 2022. The Company expects that its current cash and cash equivalents, approximately $500,000 as of the date of this annual report, will not be sufficient to support its projected operating requirements for at least the next 12 months from this date.

The Company expects to need additional capital in order to increase revenues above current levels. Any additional equity financing, if available, may not be on favorable terms and would likely be significantly dilutive to the Company’s current stockholders, and debt financing, if available, may involve restrictive covenants. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will likely have a materially adverse effect on our business, financial condition and results of operations. In 2023, the Company began reducing headcount to reduce the corporate overhead. The Company has continued to raise capital in 2024 and will continue to look to reduce costs in 2024.

4. ACQUISITIONS

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

The Company believes that this combination will further strengthen its future growth opportunities. The Company accounted for this acquisition as a business combination under the acquisition method of accounting. The following table summarizes the preliminary purchase price allocation of fair values of the assets acquired and liabilities assumed at the date of acquisition:

October 1,
2022
Cash and cash equivalents	$732,716
Accounts receivable, net	561,569
Inventories	7,464,823
Prepaid expenses and other assets	116,857
Property and equipment	2,146
Intangible assets	19,000,000
Goodwill	22,324,588
Total assets acquired	50,202,699

Accounts payable and accrued expenses	10,452,699
Debt	1,850,000
Earnout	-
Total liabilities assumed	12,302,699

Total	$37,900,000

The Company anticipates the goodwill will be tax deductible.

5. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022

Trade accounts receivable	$1,941,300	$1,871,908
Less: allowance for credit losses	(67,350)	(608,356)
Total accounts receivable	$1,873,950	$1,263,552

6. INVENTORIES

Inventories consist of the following at December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022

Raw materials	$22,116	$27,922
Finished goods	6,657,791	5,174,081
Reserve for obsolescence	(600,000)	(700,000)
Total inventories	$6,079,907	$4,502,003

7. OTHER CURRENT ASSETS

Other current assets consist of the following at December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022

Advances for inventory purchases	$517,228	$630,967
Prepaid insurance	91,075	735,934
Deposits	4,994	90,578
Prepaid software deposit	-	242,200
Due from customer	106,846	-
Other	87,765	36,466
Total other current assets	$807,908	$1,736,145

8. LOAN HELD-FOR-INVESTMENT, RELATED PARTY

Loan held-for-investment, related party, represents a senior secured promissory note (“Note”) from Wattum Management Inc., a non-controlling member of CW Machines, LLC, a related party. The note bears interest of 5% per annum and matures on October 12, 2026 with the entire outstanding principal and accrued interest due at maturity date. The Note is secured by assets of Wattum Management, Inc. Expected credit losses for loan held for investment are based on management’s assessment of credit risk associated with the loan, including consideration of factors such as the financial condition of the entity, historical payment behavior, and any collateral or guarantees provided. The Company determined it was not necessary to record an allowance for credit losses as of December 31, 2023 and 2022.

At December 31, 2023 and 2022, the principal amount of the loan held for investment was $2,224,252, respectively.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2023 and 2022

9. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022

Land	$-	$-
Building and building improvements	781,985	781,985
Equipment and machinery	4,752,663	5,146,029
Furniture and fixtures	284,049	280,811
Vehicles	585,854	572,927
	6,404,551	6,781,752
Less: accumulated depreciation	(5,659,992)	(5,460,710)
Total property and equipment, net	$744,559	$1,321,042

Depreciation and amortization expense was $199,282 and $270,325 for the years ended December 31, 2023 and 2022, respectively. The Company recorded an impairment charge of $292,748 and $1,300,000 for the years ended December 31, 2023 and 2022, respectively.

10. INTANGIBLE ASSETS, NET

Intangible assets consist of the following at December 31, 2023 and December 31, 2022:

	Useful Lives	December 31, 2023	December 31, 2022

Customer relationships	7 years	$7,100,000	$7,100,000
Developed technology	10 years	10,219,775	9,858,594
Trademarks and tradenames	7 years	2,200,000	2,200,000
		19,519,775	19,158,594
Less: accumulated amortization		(3,411,332)	(578,608)
Total intangible assets, net		$16,108,443	$18,579,986

Amortization expense was $2,832,724 and $578,608 for the years ended December 31, 2023 and 2022, respectively.

Amortization expense for the next five years is as follows:

For the years ending December 31,
2024	$2,314,431
2025	2,314,431
2026	2,314,431
2027	2,314,431
2028	2,314,431
Thereafter	4,536,288
$16,108,443

11. GOODWILL

The changes in the carrying amount of goodwill for the period from January 1, 2023 through December 31, 2023 consisted of the following:

Balance, January 1, 2023	$22,324,588
Additions and adjustments	-
Balance, December 31, 2023	$22,324,588

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2023 and 2022

12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022

Customer deposits	$-	$83,504
Payroll and related benefits	1,831,499	386,781
Professional fees	-	280,000
Accrued settlement liability for equity holders of Forever 8	206,779	469,775
Accrued interest	3,741,155	825,872
Accrued rent	1,050,000	525,000
Other	357,242	53,586
Total accrued expenses and other current liabilities	$7,186,675	$2,624,518

13. DUE TO AND FROM FORMER PARENT

As of December 31, 2023 and 2022, due to Former Parent consists of net amounts due to Vinco related to management fees and borrowings for working capital and financing needs of Eightco Holdings Inc. as well as other operating expenses that were paid for on behalf of one to the other. As of December 31, 2023 and 2022, the net amount due to Former Parent was $6,977,193 and $7,226,700, respectively.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2023 and 2022

14. LINES OF CREDIT

Principal due under the lines of credit was as follows at December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022

Lines of credit, 15%-18%	$3,200,000	$-

Interest expense under lines of credit was $227,630 and $- for the years ended December 31, 2023 and 2022, respectively.

15. LINES OF CREDIT – RELATED PARTIES

Principal due under the lines of credit – related parties was as follows at December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022

Lines of credit, 15%-18%	$3,425,000	$1,850,000

Interest expense under lines of credit – related parties was $339,987 and $69,375 for the years ended December 31, 2023 and 2022, respectively.

16. CONVERTIBLE NOTE PAYABLE

Principal due under the convertible note payable was as follows at December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022

Note payable, 0%	4,637,250	9,743,333
Less: debt discount	-	(1,831,828)
Note payable, net	$4,637,250	$7,911,505

Interest expense under convertible notes payable was $7,109,078 and $5,697,149, of which $7,109,078 and $5,697,149 was related to amortization of the debt discount, for the years ended December 31, 2023 and 2022, respectively.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2023 and 2022

16. CONVERTIBLE NOTE PAYABLE (continued)

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

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2023 and 2022

16. CONVERTIBLE NOTE PAYABLE (continued)

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

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2023 and 2022

16. CONVERTIBLE NOTE PAYABLE (continued)

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

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2023 and 2022

16. CONVERTIBLE NOTE PAYABLE (continued)

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

As previously disclosed, pursuant to the Note Securities Purchase Agreement, the Company sold to the Investor the January 2022 Note, of which an aggregate principal amount of $2,000,000 remains outstanding. In addition, pursuant to the Securities Purchase Agreement (together with the Note Securities Purchase Agreement, the “SPAs”) the Company sold to Hudson Bay the March 2023 Note, of which the entire aggregate principal amount remains outstanding (together with the January 2022 Note, the “Notes”) and the March 2023 Warrant Common Stock.

Pursuant to the Prepayment Agreement, the Company agreed to make an aggregate payment of $8,215,000 (the “Aggregate Payment Amount”) to Hudson Bay in six installments, of which an initial payment remitted in October 2023 of $3,000,000 was allocated towards repayment in full of the remaining $2,000,000 of the January 2022 Note, $340,000 partial repayment of the March 2023 Note and $660,000 for the redemption in full of the March 2023 Warrant (the “Initial Payment”). The remaining five installments, which range from $150,000 to $2,275,000 and are allocated towards the remaining principal of the March 2023 Note as specified in the Prepayment Agreement, are due on the fifteenth day of each month, beginning on November 15, 2023 and ending on March 15, 2024. At its option, the Company may prepay any monthly installment prior to its respective due date. During the three months ended December 31, 2023 the Company remitted a total of $3,300,000 in payments.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2023 and 2022

16. CONVERTIBLE NOTE PAYABLE (continued)

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

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2023 and 2022

16. CONVERTIBLE NOTE PAYABLE (continued)

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

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2023 and 2022

17. CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

The convertible notes payable, related party were issued as part of consideration for the acquisition of Forever 8. The discount was calculated based on the fair value of the instrument as of October 1, 2022. Please see 3. Acquisitions for further information. Principal due under the convertible note payable – related parties was as follows at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

Notes payable, 10%	27,383,700	27,500,000
Less: current portion	11,500,000	-
Notes payable, long-term potion	$15,883,700	$27,500,000
Less: debt discount	1,750,000	2,750,000
Notes payable, long-term portion, net	14,133,700	24,750,000

Interest expense under convertible notes payable – related parties was $3,878,696 and $937,500, of which $1,000,000 and $250,000 was related to amortization of the debt discount, for the years ended December 31, 2023 and 2022, respectively.

18. INCOME TAXES

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

Forever 8 UK Ltd. is taxed as a corporation and pays foreign taxes on income.

F8 Fund EU Holdings BV is taxed as a corporation and pays foreign taxes on income.

Components of income before income taxes were as follows:

	2023	2022

United States	$(67,719,971)	$(46,850,995)
Foreign	(600,443)	(768,062)
Income before income tax expense	$(68,320,414)	$(47,619,057)

The tax effects of temporary differences that give rise to deferred tax assets or liabilities are presented below:

	2023	2022

Deferred tax assets:
Stock-based compensation	$(8,387)	$154,298
Goodwill and intangibles	270,574	54,453
Leases	-	14,808
Reserves	140,143	-
Net operating loss carryforwards	8,755,550	4,419,519
Less: valuation allowance	(9,157,880)	(4,628,672)
Net deferred tax assets	$-	$14,406

Deferred tax liabilities:
Right of use assets	$-	(14,406)
Property and equipment	$(82,104)	(82,104)
Net deferred tax liabilities	$(82,104)	$(96,510)
Net deferred taxes	$(82,104)	$(82,104)

The income tax provision consists of the following:

	2023	2022

Current:
Federal	$-	$(172,997)
State	-	-
Foreign	-	-
Total current	-	(172,997)
Deferred:
Federal	(4,415,124)	(4,150,207)
State	-	-
Foreign	(114,084)	145,932
Less: change in valuation allowance	4,529,208	4,004,275
Total deferred	-	-
Total income tax provision	$-	$(172,997)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2023	2022

Tax at federal statutory rate	21.0%	21.0%
Income from pass-through entities taxable to noncontrolling interests	0.0%	-0.1%
Warrant valuation	-14.5%	-11.2%
Nondeductible expenses	-0.1%	-0.7%
State and local income taxes	0.0%	0.0%
Foreign income not subject to U.S. federal taxes	-0.2%	-0.3%
U.S. income taxes subject to valuation allowance	-6.2%	-8.7%
Other	0.0%	0.4%
Total income tax provision	0.0%	0.4%

Income tax (benefit) expense for the years ended December 31, 2023 and 2022 was $0 and ($172,997), respectively. The Company has recorded a full valuation allowance on the deferred tax assets.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2023, the Company had no unrecognized tax benefits and no charge during 2023, and accordingly, the Company did not recognize any interest or penalties during 2023 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2023.

The Company files U.S. income tax returns and a state income tax return. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2021 and thereafter are subject to examination by the relevant taxing authorities.

As of December 31, 2023, the Company had a net operating loss carryforward for federal income tax purposes of approximately $8,755,550 and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The Company’s net operating loss carryforward begins to expire in 2041.

EIGHTCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2023 and 2022

19. STOCKHOLDERS’ EQUITY

Common Stock. Prior to the Separation, Vinco Ventures, Inc. owned 100% of the issued and outstanding common stock of Eightco Holdings Inc. Effective June 29, 2022, the Company separated from its former parent company, Vinco Ventures, Inc., and the distribution of its common stock was completed.

Common stock issuances during the year ended December 31, 2023:

From January 1, 2023 through December 31, 2023, the Company issued a total of 774,733 shares of common stock to a noteholder for repayment of principal valued at $7,743,333 based on the conversion price set forth in the Note.

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

On November 10, 2023, the Company issued 25,000 shares of its common stock to a consultant for services rendered on behalf of the Company.

During the year ended December 31, 2023, the Company issued 2,544,592 shares of common stock upon the exercise of warrants.

Common stock issuances during the year ended December 31, 2022:

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

As of December 31, 2023 and 2022, the Company had 4,706,419 and 633,365 issued and outstanding shares of common stock, respectively.

20. COMMITMENTS AND CONTINGENCIES

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

Rent expense for the years ended December 31, 2023 and 2022 was $849,575 and $795,959, respectively. Rental payments are expensed in the statements of comprehensive income in the period to which they relate.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2023 and 2022

20. COMMITMENTS AND CONTINGENCIES (continued)

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

None of the above milestones were met as of December 31, 2023.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2023 and 2022

21. SEGMENTING REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the years ended December 31, 2023 were the Inventory Management Solutions segment and the Corrugated segment. The Company’s chief operating decision maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of December 31, 2023 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers.

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

Segment information available with respect to these reportable business segments for the year ended December 31, 2023 and 2022 was as follows:

	For the Years Ended December 31,
	2023	2022

Revenues:
Inventory Management Solutions	$67,568,353	$23,785,070
Corrugated	7,729,131	8,035,709
Total segment and consolidated revenues	$75,297,484	$31,820,779

Cost of revenues:
Inventory Management Solutions	$61,308,561	$23,554,550
Corrugated	5,496,462	6,072,319
Total segment and consolidated cost of revenues	$66,805,023	$29,626,869

Gross profit:
Inventory Management Solutions	$6,259,792	$230,520
Corrugated	2,232,669	1,963,390
Total segment and consolidated gross profit	$8,492,461	$2,193,910

Income from operations:
Inventory Management Solutions	$(3,063,241)	$(3,034,702)
Corrugated	702,645	391,139
Corporate	(7,116,576)	(12,863,941)
Total segment and consolidated income from operations	$(9,477,172)	$(15,507,504)

Depreciation and amortization:
Inventory Management Solutions	$2,830,306	$578,608
Corrugated	214,225	270,325
Total segment and consolidated depreciation and amortization	$3,044,531	$848,933

Revenues by geography:
North America	$14,634,111	$19,020,719
Europe	60,663,373	12,800,060
Total geography and consolidated revenues	$75,297,484	$31,820,779

Segment capital expenditures:
Inventory Management Solutions	$51,922,852	$1,775,748
Corrugated	2,967,629	105,703
Corporate	2,409,913	-
Total segment and consolidated capital expenditures	$57,300,394	$1,881,451

Segment total assets:
Inventory Management Solutions	$50,023,910	$49,572,768
Corrugated	2,967,629	3,109,690
Corporate	2,419,904	5,918,141
Total segment and consolidated assets	$55,411,443	$58,600,599

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2023 and 2022

22. SUBSEQUENT EVENTS

Nasdaq Staff Determination

On March 28, 2024, we received a letter from the Listing Qualifications Department of Nasdaq indicating that the Company has not regained compliance with Nasdaq Listing Rule 5810(c)(3)(A) and is not eligible for a second 180 day period. The Company has not regained compliance with the Rule and is not eligible for a second 180 day period. Specifically, the Company does not comply with the $5,000,000 minimum stockholders’ equity initial listing requirement for The Nasdaq Capital Market.

Accordingly, unless the Company requests an appeal of this determination as described in further detail below, we have determined that the Company’s securities will be scheduled for delisting from The Nasdaq Capital Market and will be suspended at the opening of business on April 8, 2024, and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market.

We intend on appealing the Staff’s determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. A hearing request will stay the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision.

O’Donnell Severance Agreement

On March 17, 2024, Kevin O’Donnell resigned as Executive Chairman and Interim Chief Executive Officer of the Company, effective immediately. Mr. O’Donnell’s resignation was not the result of any disagreement regarding any matter relating to the Company’s operations, policies, or practices.

In connection with Mr. O’Donnell’s resignation from these positions, on March 17, 2024, the Company and Kevin O’Donnell entered into a General Release and Severance Agreement (the “O’Donnell Severance Agreement”), effective as of March 17, 2024 (the “O’Donnell Effective Date”). The O’Donnell Severance Agreement terminated of the amended and restated employment agreement, by and between the Company and Mr. O’Donnell, effective as of October 21, 2022 (the “O’Donnell Employment Agreement”). Pursuant to the O’Donnell Severance Agreement, as of the O’Donnell Effective Date, the O’Donnell Employment Agreement shall terminate forever, and no party shall have any further obligation or liability thereunder except as related to any obligations that survive employment termination, including but not limited to the obligations set forth under the Employee Confidential Disclosure, Invention Assignment, Non-Competition, Non-Solicitation and Non-Interference Agreement, attached to the O’Donnell Employment Agreement.

Pursuant to the O’Donnell Severance Agreement, the Company will provide Mr. O’Donnell with (i) back pay wages through the Separation Date in the amount of $138,000, less all lawful and authorized withholdings and deductions, to be paid as soon as practicable following the O’Donnell Effective Date and (ii) severance equal to 24 months of Mr. O’Donnell’s base salary, less all lawful and authorized withholdings and deductions, under the O’Donnell Employment Agreement. Pursuant to the O’Donnell Severance Agreement, the Company shall also provide Mr. O’Donnell with (i) reimbursement of the premiums associated with the continuation of Mr. O’Donnell’s health insurance for the period commencing on the Separation Date through and including September 27, 2024, pursuant to applicable law, (ii) reimbursement of expenses in accordance with the Company’s expense reimbursement policy, and (iii) the full vesting of any earned, outstanding and unvested shares of Common Stock subject to the Plan (as define below). The O’Donnell Severance Agreement also provides for a mutual waiver and release of any claims in connection with Mr. O’Donnell’s employment, separation and departure from the Company, and for certain customary covenants regarding confidentiality.

Seller Notes Amendment

On March 17, 2024, the Company entered into an agreement to amend certain provisions of the Seller Notes (the “Seller Notes Amendment”) previously issued under the terms of the Membership Interest Purchase Agreement dated February 14, 2022 between the Company, Forever 8, LLC (“Forever 8”), the member of Forever 8 and Paul Vassilakos. Pursuant to the Seller Notes Amendment, the Sellers agreed, among other things, to (i) forgive, without the payment of any additional consideration, accrued interest on the Seller Notes in an aggregate amount of approximately $3.0 million, (ii) convert approximately $1.1 million of accrued interest on the Seller Notes into 1.4 million shares of common stock of the Company, and (iii) defer interest and any payments due on the Seller Notes until October 30, 2024.

Appointment of Paul Vassilakos as Executive Chairman and Chief Executive Officer

In connection with Mr. O’Donnell’s resignation from his positions as Executive Chairman and Interim Chief Executive Officer, on March 17, 2024, the Board appointed Paul Vassilakos as Executive Chairman and Chief Executive Officer of the Company, effective immediately, to serve until a successor is chosen and qualified, or until his earlier resignation or removal.

Mr. Vassilakos, age 47, has served as a director of Adamas One Corp. (NASDAQ) since October 2021. Mr. Vassilakos co-founded, and since July 2020 has been a partner of Forever 8 Fund, LLC, a subsidiary of Eightco Holdings Inc., a consumer products inventory capital provider. Since 2013 Mr. Vassilakos has served and held various Board, CEO and CFO positions on several publicly listed companies. In July 2007, Mr. Vassilakos founded Petrina Advisors, Inc., a privately held advisory firm formed to provide investment banking services for public and privately held companies, and has served as its President since its formation. Mr. Vassilakos also founded and has served as the President of Petrina Properties Ltd., a privately held real estate holding company, since December 2006. Earlier in his career, Mr. Vassilakos was engaged as a consultant to assist several SPACs with business combinations. Mr. Vassilakos started his career an Analyst at Salomon Smith Barney’s New York Investment Banking Division and later as an Associate within the Greek Coverage Group of Citigroup Inc.’s UK Investment Banking Division. While attending university, Mr. Vassilakos was a Registered Securities Representative at Paine Webber CSC - DJS Securities Ltd, during which time he provided securities brokerage services to private clients. Mr. Vassilakos holds a Bachelor of Science in finance from the Leonard N. Stern Undergraduate School of Business and was a licensed Registered Securities Representative (Series 7 and 63) from February 1996 to February 2002.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2023 and 2022

22. SUBSEQUENT EVENTS (continued)

There is no family relationship between Mr. Vassilakos and any director or executive officer of the Company.

In connection with Mr. Vassilakos’ appointment as the Executive Chairman and Chief Executive Officer of the Company, on March 17, 2024, the Company and Mr. Vassilakos entered into an Employment Agreement (the “Vassilakos Employment Agreement”), which supersedes and replaces the Employment Agreement dated October 16, 2022, by and between Mr. Vassilakos, the Company and Forever 8. The Vassilakos Employment Agreement provides for an initial term of two year, unless earlier terminated in accordance therein, and automatic renewals for successive one (1) year terms unless either party provides timely written notice otherwise.

Pursuant to the terms of the Vassilakos Employment Agreement, Mr. Vassilakos will be entitled to a base salary payable at the annualized rate of $300,000 per year (the “Vassilakos Base Salary”). Mr. Vassilakos is eligible for an annual cash bonus opportunity equal to up to 75% of the Vassilakos Base Salary and awards of restricted stock units up to 100% of the Vassilakos Base Salary, subject to the terms and conditions of the Eightco Holdings Inc. 2022 Long-Term Incentive Plan (the “Plan”) and the Company’s form of restricted stock unit agreement (the “Vassilakos Bonus”), based on certain milestones to be determined in the sole and absolute discretion of the Board. Mr. Vassilakos may also be eligible for additional compensation in the sole and complete discretion of the Board or the Compensation Committee of the Board.

Mr. Vassilakos will be eligible to participate in all health, medical, dental and life insurance policies offered to employees of the Company, and the Company will pay all applicable premiums. The Company will reimburse Mr. Vassilakos for all reasonable out-of-pocket expenses incurred by him in the conduct of the Company’s business. The Vassilakos Employment Agreement provides Mr. Vassilakos with four (4) weeks of paid vacation and five (5) days of paid personal time. The Vassilakos Employment Agreement also provides Mr. Vassilakos with liability insurance coverage and shall reimburse certain financial planning expenses incurred by Mr. Vassilakos. Pursuant to the terms and provisions of the Vassilakos Employment Agreement, Mr. Vassilakos and the Company have entered into a standard indemnification agreement (the “Indemnification Agreement”).

In the event the Company terminates Mr. Vassilakos’ employment without cause (as defined in the Vassilakos Employment Agreement), Mr. Vassilakos will receive (i) the Accrued Obligations (as defined in the Vassilakos Employment Agreement) and (ii) severance in the amount of equal to the Vassilakos Base Salary for twelve (12) months, less applicable payroll deductions and tax withholdings. In addition, this termination will cause the vesting of all equity awards subject to the terms of the Plan held by Mr. Vassilakos and entitle Mr. Vassilakos to reimbursement of premiums associated with the continuation of health insurance benefits provided under the Vassilakos Employment Agreement during the remaining Term of Employment (as defined in the Vassilakos Employment Agreement).

On March 17, 2024, the Board approved grants of fully vested stock options in the aggregate amount of 451,560 shares of Common Stock to certain officers, employees and consultants of the Company, subject to the terms and conditions of the Plan and the form of the nonqualified stock option agreement. The Board also approved grants of fully vested stock options outside of the Plan in the aggregate amount of 648,110 shares of Common Stock to certain officers, employees and consultants of the Company, subject to the terms and conditions of the form of the nonqualified stock option agreement.

On March 17, 2024, the Board approved compensation for services to be rendered by its independent directors in 2024 in the following amounts: (i) $40,000 in cash, paid quarterly in four installments during 2024, (ii) 42,500 fully-vested restricted shares of Common Stock, subject to the terms and conditions of the Plan and the Company’s standard restricted stock award agreement and (iii) grants of fully vested stock options permitting each director to acquire up to 100,000 shares of Common Stock with (a) a date of grant as of March 17, 2024, (b) an exercise price equal to the greater of (x) the Fair Market Value (as defined in the Plan) on the date of grant and (y) $0.82 and (c) a five-year term, subject to the terms and conditions of the Plan and the form of the nonqualified stock option agreement.

On March 15, 2024, Forever 8 Fund, LLC (“Forever 8”) entered into the Series D Loan and Security Agreement (the “Series D Agreement”), with the lenders party thereto from to time (collectively, the “Lenders”) for an amount of up to $5,000,000.

In connection with the Series D Agreement, on March 15, 2024, Forever 8 also entered into a Subordination Agreement (the “Subordination Agreement”) with each of the Lenders, the several individuals, financial institutions or entities from time to time party thereto (collectively, the “Senior Lenders”) and the collateral agent for the Senior Lenders. Forever 8 additionally entered into an Intercreditor Agreement (the “Intercreditor Agreement”) with the lenders party thereto and the collateral agent for such lenders.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2023 and 2022

22. SUBSEQUENT EVENTS (continued)

McFadden Severance Agreement

On February 26, 2024, the Company and Brian McFadden entered into General Release and Severance Agreement, (the “McFadden Severance Agreement”), effective as of the eighth day following the McFadden Severance Agreement (the “McFadden Effective Date”) in connection with Mr. McFadden’s resignation as Chief Executive Officer of the Company, effective as of December 31, 2023 (the “Separation Date”). Pursuant to the McFadden Severance Agreement, Mr. McFadden is eligible to receive $146,683 in accrued but unpaid base salary through the Separation Date in four quarterly payments of $36,670.75 each, less all applicable tax withholdings, by December 31, 2024.

In consideration of the McFadden Severance Agreement, the release therein and Mr. McFadden’s resignation as Chief Executive Officer of the Company, the Company shall provide Mr. McFadden severance pay in the gross amount of amount of $422,500, less all lawful and authorized withholdings and deductions (the “Severance Payment”), which Severance Payment shall be paid in four quarterly installments of $105,625 per each installment, payable at the Company’s option in either cash or Common Stock, with the payment to be made as follows: (i) as of the McFadden Effective Date, on which such date Mr. McFadden shall be granted, in lieu of cash, 128,811 fully-vested restricted shares of the Common Stock at a price of $0.82 per share, which such shares of Common Stock subject to the terms and conditions of the Company’s 2022 Long-Term Incentive Plan (the “Plan”), and as of each of (ii) April 1, 2024, (iii) July 1, 2024, and (iv) October 1, 2024, payable at the Company’s option, in either cash or Common Stock. The shares of Common Stock to be issued to Mr. McFadden under installments (ii), (iii) and (iv), if applicable, shall be fully vested and the number of shares to be issued shall be determined based on the volume weighted average trading price of the Common Stock on the principal exchange on which the Common Stock is listed or admitted to trade during the period of 10 trading days immediately prior to the date of such issuance.

Pursuant to the McFadden Severance Agreement, the Company shall also reimburse to Mr. McFadden the premiums associated with the continuation of Mr. McFadden’s health insurance for the period commencing on the Separation Date through December 31, 2024, pursuant to applicable law, and approved but unpaid business expenses through the Separation Date within 30 days following McFadden Effective Date.

Pursuant to the McFadden Severance Agreement, as of the Separation Date, the amended and restated employment agreement, by and between the Company and Mr. McFadden, effective as of September 27, 2022 (the “McFadden Employment Agreement”), shall terminate forever, and no party shall have any further obligation or liability thereunder except as related to any obligations that survive employment termination, including but not limited to the obligations set forth under the Employee Confidential Disclosure, Invention Assignment, Non-Competition, Non-Solicitation and Non-Interference Agreement (the “Restrictive Covenants Agreement”), attached to the McFadden Employment Agreement. Notwithstanding the foregoing, the Company has agreed to waive certain post-termination obligations as related to certain non-competition and non-compete provisions in the Restrictive Covenants Agreement.

Pursuant to the McFadden Severance Agreement, for a period of 8 weeks following the Separation Date, Mr. McFadden has agreed to reasonably cooperate with the Company in the transition of positions. Additionally, Mr. McFadden shall remain a director of the Company’s board of directors (the “Board”) under the standard terms, conditions, and bylaws of the Company from the Separation Date through March 31, 2024, at which time Mr. McFadden shall resign from the Board. The McFadden Severance Agreement also provides for a mutual waiver and release of any claims in connection with Mr. McFadden’s employment, separation and departure from the Company, and for certain customary covenants regarding confidentiality.

On March 17, 2024, the Board approved the entry by the Company into the First Amendment to McFadden Severance Agreement to amend Mr. McFadden’s end date of service on the Board to March 17, 2024.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2023 and 2022

22. SUBSEQUENT EVENTS (continued)

Vroman Severance Agreement and Consulting Agreement

On February 26, 2024, the Company and Brett Vroman entered into General Release and Severance Agreement, (the “Vroman Severance Agreement”), effective as of the eighth date following the Vroman Severance Agreement (the “Vroman Effective Date”) in connection with the termination of the amended and restated employment agreement, by and between the Company and Mr. Vroman, effective as of September 27, 2022 (the “Vroman Employment Agreement”). Pursuant to the Vroman Severance Agreement, as of the Separation Date, the Vroman Employment Agreement shall terminate forever, and no party shall have any further obligation or liability thereunder except as related to any obligations that survive employment termination, including but not limited to the obligations set forth under the Employee Confidential Disclosure, Invention Assignment, Non-Competition, Non-Solicitation and Non-Interference Agreement, attached to the Vroman Employment Agreement.

Additionally, on February 22, 2024, the Company and CXO Lite, LLC, a limited liability company organized under the laws of Pennsylvania, of which Mr. Vroman is the sole member, entered into a consulting agreement (the “Consulting Agreement”) pursuant to which Mr. Vroman shall be engaged and continue to serve the Company as its Chief Financial Officer. Pursuant to the Consulting Agreement, the Company has agreed to compensate Mr. Vroman at a rate of $10,000 per month for services rendered as Chief Financial Officer of the Company, commencing as of January 1, 2024. The term of the Consulting Agreement shall automatically renew on a month-to-month basis unless terminated by either the Company or Mr. Vroman upon 30 days written notice to the other party. The Consulting Agreement additionally provides for certain customary covenants regarding confidentiality.

Pursuant to the Vroman Severance Agreement, the Company will provide Mr. Vroman with (i) back pay wages through the Separation Date in the amount of $151,615.46, less all lawful and authorized withholdings and deductions, to be paid as soon as practicable following the Vroman Effective Date and (ii) severance of 24 months of Mr. Vroman’s base salary, less all lawful and authorized withholdings and deductions, under the Vroman Employment Agreement. Pursuant to the Vroman Severance Agreement, the Company shall also reimburse to Mr. Vroman the premiums associated with the continuation of Mr. Vroman’s health insurance for the period commencing on the Separation Date through December 31, 2024, pursuant to applicable law, expenses in accordance with the Company’s expense reimbursement policy, and the full vesting of any earned shares of Common Stock. The Vroman Severance Agreement also provides for a mutual waiver and release of any claims in connection with Mr. Vroman’s employment, separation and departure from the Company, and for certain customary covenants regarding confidentiality.

Appointment of Interim Chief Executive Officer

On February 22, 2024, the Board appointed Kevin O’Donnell as Interim Chief Executive Officer of the Company, effective as of the Separation Date, to serve until a successor is chosen and qualified, or until his earlier resignation or removal.

There is no family relationship between Mr. O’Donnell and any director or executive officer of the Company. There are no transactions between Mr. O’Donnell and the Company that would be required to be reported under Item 404(a) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

Issuance of Common Stock

On January 30, 2024, the Company issued 56,235 shares of common stock valued at $34,866 to satisfy a potion of the outstanding severance due to the former employee.

On February 22, 2024, the Company issued 42,424 shares of common stock value at $23,333 to satisfy outstanding fees for services performed due to the consultant.

On February 28, 2024, the Company issued 77,500 shares of common stock valued at $48,050 to satisfy a portion of the outstanding severance due to the former employee.

On February 22, 2024, the Company issued 128,894 shares of common stock value at $79,914 to satisfy outstanding fees for services performed due to the consultant.

On March 27, 2024, the Company issued 1,399,994 shares of common stock valued at $1,147,995 to satisfy a portion of the convertible notes payable due to the sellers of Forever 8.

On March 27, 2024, the Company issued 300,000 shares of common stock valued at $186,000 to a consultant for services performed related to Forever 8.

On March 27, 2024, the Company issued 256,098 shares of common stock valued at $158,781 to the independent board of directors to satisfy deferred amounts due for services performed.

On March 27, 2024, the Company issued 865,856 shares of common stock valued at $710,000 to investors related to proceeds received in a private investment in a public entity.

On March 27, 2024, the Company issued 252,169 shares of common stock valued at $206,799 to satisfy the cash settlement warrants assumed in the Forever 8 acquisition.

On March 27, 2024, the Company issued 120,974 shares of common stock valued at 99,199 to certain former Forever 8 security holders, pursuant to the settlement agreements by and among the Company and certain former Forever 8 security holders, as consideration for the immediate termination of the Company’s obligation to deliver such to the former Forever 8 securityholders the consideration provided for in the MIPA.

On March 28, 2024, the Company issued 73,171 shares of common stock valued at 60,000 to certain holders of the Series D Loan and Security Agreement.

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

As of December 31, 2023, management completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that as of December 31, 2023, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weakness set forth below in our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act (already defined).

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, we determined that there were control deficiencies existing that constituted a material weakness.

Our Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control — Integrated Framework issued by COSO (2013 Framework).

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer, we have completed an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting because this is not required of the Company pursuant to Regulation S-K Item 308(b).

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2023, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position
Paul Vassilakos	47	Chief Executive Officer, Chairman
Brett Vroman	43	Chief Financial Officer
Kevin O’Donnell	49	Director
Frank Jennings	54	Director
Louis Foreman	56	Director
Mary Ann Halford	65	Director

Executive Officers and Directors

Paul Vassilakos. Mr. Vassilakos has served as Chairman and Chief Executive Officer since March 18, 2024. Mr. Vassilakos has also served as a director of Adamas One Corp. (NASDAQ) since October 2021. Mr. Vassilakos co-founded, and since July 2020 has been a partner of Forever 8 Fund, LLC, a subsidiary of Eightco Holdings Inc., a consumer products inventory capital provider. Since 2013 Mr. Vassilakos has served and held various Board, CEO and CFO positions on several publicly listed companies. In July 2007, Mr. Vassilakos founded Petrina Advisors, Inc., a privately held advisory firm formed to provide investment banking services for public and privately held companies, and has served as its President since its formation. Mr. Vassilakos also founded and has served as the President of Petrina Properties Ltd., a privately held real estate holding company, since December 2006. Earlier in his career, Mr. Vassilakos was engaged as a consultant to assist several SPACs with business combinations. Mr. Vassilakos started his career an Analyst at Salomon Smith Barney’s New York Investment Banking Division and later as an Associate within the Greek Coverage Group of Citigroup Inc.’s UK Investment Banking Division. While attending university, Mr. Vassilakos was a Registered Securities Representative at Paine Webber CSC - DJS Securities Ltd, during which time he provided securities brokerage services to private clients. Mr. Vassilakos holds a Bachelor of Science in finance from the Leonard N. Stern Undergraduate School of Business and was a licensed Registered Securities Representative (Series 7 and 63) from February 1996 to February 2002.

Brett Vroman. Mr. Vroman has served as Chief Financial Officer since October 13, 2021. Mr. Vroman served as Vinco Venture, Inc.’s Chief Financial Officer from June 2019 to November 22, 2021, and previously served as its Controller from May 2018 through May 2019. From October 2014 to May 2018, Mr. Vroman was Director of Financial Reporting at Avantor, Inc., a global manufacturer and distributor of high-quality products, services and solutions to customers and suppliers in the life science, advanced technology, and applied materials industries. From March 2011 to October 2014, Mr. Vroman was employed as an Assurance Senior Manager at BDO USA, LLP, a public accounting, tax, consulting. Mr. Vroman is a certified public accountant and holds a Bachelor of Science in Accounting from York College of Pennsylvania. Mr. Vroman brings to Tyde accounting and management experience. On February 26, 2024, the Company and Brett Vroman entered into General Release and Severance Agreement, effective as of the eighth date following the Vroman Severance Agreement in connection with the termination of the amended and restated employment agreement, by and between the Company and Mr. Vroman, effective as of September 27, 2022. Mr. Vroman signed a consulting agreement to remain on as Chief Financial Officer on a fractional basis going forward for $10,000 per month.

Kevin O’Donnell. Mr. O’Donnell served as Chairman of the board of directors from October 15, 2021 to March 17, 2024, and continues to serve as a member of the board of directors. Mr. O’Donnell founded Poptop Partners, LLC, a boutique operating and investment firm specializing in small to mid-market companies with an emphasis on the retail sector in April 2011 and continues to serve as its Managing Partner. From May 2007 to June 2010, Mr. O’Donnell served as the Founder/President of KOR Capital, LLC, a private equity and consulting firm specializing in turn around management of mid-market companies. Mr. O’Donnell has been an early-stage investor in multiple industries including hospitality, beverage, cannabis, hemp and technology. Mr. O’Donnell has served or continues to serve on numerous private and public boards including but not limited to SRM Entertainment, Vinco Ventures, Inc., Lakeside Alternatives Hospital Foundation, and The University Club. Mr. O’Donnell will bring to Eightco close to 25 years of strategic corporate growth, financial structuring, leadership, and business development initiatives to emerging growth companies. On February 22, 2024, the Board appointed Kevin O’Donnell as Interim Chief Executive Officer of the Company, and he later resigned from this position on March 17, 2024.

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

Mary Ann Halford. Ms. Halford has served as a member of the board of directors since October 13, 2021. She is the Founder and Managing Principal of Halford Media Advisory, which provides strategic, operational and investment advisory services to the media and entertainment industry. From 2021 to 2023, she was a Partner in the Telecommunications, Media, and Technology (“TMT”) strategy consultancy Altman Solon. She was a Senior Advisor to OC&C Strategy Consultants from December 2017 to December 2020. From March 2012 to April 2017, Ms. Halford was both a Managing Director and then a Senior Managing Director in FTI Consulting’s TMT Group working both in NY and London. Ms. Halford built out the digital operations for ITN Networks from 2008 – 2009. In 2002, she co-founded the entity that ultimately became North American Midway Entertainment, which today is largest midway operator in the State and County Fair industry. From 1997 through 2001, Ms. Halford built and established the Fox International Channels Group. She also held senior roles at two independent filmed entertainment production and distribution companies, Solomon International Enterprises and the Samuel Goldwyn Company. She started her career in banking, working both at Chase Manhattan Bank and Bankers Trust Company. Presently, Ms. Halford serves on two other public boards, Media and Games Invest and Cineverse. Previously from 2020 to 2022, she served on the board of Vinco Ventures and from 2007 through 2014, she served on the board of directors of Triton Digital. Ms. Halford received her Bachelor of Arts degree in Government and Economics from Georgetown University and her Master’s in Business Administration from Harvard University. Ms. Halford brings to Eightco over 30 years of experience as both an operator and consultant to the global media and entertainment industry.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2023, we believe that all filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with for the fiscal year ended December 31, 2023.

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

Board Leadership Structure

Our board of directors is not expected to have a formal policy regarding the combination of the roles of Chairman of the board of directors and Chief Executive Officer because the board of directors believes that it is in the best interests of the Company to have the flexibility to determine, from time to time, whether the positions should be held by the same person or by separate persons. The board of directors believes that it is currently in the best interest of our stockholders that the role of Chairman be held by Paul Vassilakos.

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

Stockholder Communications

Stockholders who wish to communicate with the board of directors may do so by writing the Company’s Office of the Secretary by mail at 101 Larry Holmes Dr., Suite 313, Easton, PA 18042, Attention: Office of the Secretary or by email at investors@8co.holdings. All communications that relate to matters within the scope of the responsibilities of the board of directors and its standing committees will be forwarded to the Chairman of the board of directors. Communications that relate to ordinary business matters that are not within the scope of the responsibilities of the board of directors are to be sent to the appropriate executive officer or employee.

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

Clawback Policy

We have adopted a clawback policy effective as of November 6, 2023, that complies with the Nasdaq’s new clawback rules promulgated under the SEC’s Rule 10D-1. Under this policy, the Compensation Committee must seek payment of incentive-based compensation, such as cash payments under our annual incentive plan or long-term equity-based incentive awards, that was paid to our executive officers based on financial statements that were subsequently restated. The policy provides that if the Compensation Committee determines that there has been a material restatement of publicly issued financial results from those previously issued to the public, the Compensation Committee will review all incentive-based compensation made to executive officers during the three-year period prior to the restatement. If such payments would have been lower had they been calculated based on such restated results, our Compensation Committee will recoup the payments in excess of the amount that would have been received had it been determined based on the restated amounts.

Additionally, the Sarbanes-Oxley Act of 2002 subjects incentive-based compensation and stock sale profits of our CEO and CFO to forfeiture in the event of an accounting restatement resulting from any non-compliance, as a result of their misconduct, with any financial reporting requirement under securities laws.

The brief overview above is qualified in its entirety by reference to the full text of our Clawback Policy, which is attached as Exhibit 97.1 to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents summary information regarding the total compensation incurred by Eightco Holdings Inc. for the years ended December 31, 2023 and 2022, for the named executive officers of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Brian McFadden*	2023	325,000	-	-	-	-	325,000
Former Chief Executive Officer	2022	248,846	-	44,000	-	-	292,846

Brett Vroman**	2023	292,000	-	-	-	-	292,000
Chief Financial Officer	2022	243,261	-	39,600	-	-	282,861

Kevin O’Donnell***	2023	292,000	-	-	-	-	292,000
Former Executive Chairman	2022	138,643	-	39,600	-	-	178,243

*	Brian McFadden was appointed President of Eightco on September 23, 2021, and his title was later expanded to include Chief Executive Officer, which he served until March 17, 2024. The Company paid cash of $171,635 of Mr. McFadden’s salary for the year ended December 31, 2023 and $153,365 was deferred until a later date to be determined.

**	Brett Vroman was appointed Chief Financial Officer of Eightco on October 13, 2021. The Company paid cash of $147,462 of Mr. Vroman’s salary for the year ended December 31, 2023 and $144,538 was deferred until a later date to be determined.

***	Kevin O’Donnell served as the Executive Chairman of the Board of Directors from October 15, 2021 to March 17, 2024. The Company paid cash of $165,923 of Mr. O’Donnell’s salary for the year ended December 31, 2023 and $126,077 was deferred until a later date to be determined.

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

On February 26, 2024, the Company and Brian McFadden entered into General Release and Severance Agreement (the “McFadden Severance Agreement”), effective as of the eighth day following the McFadden Severance Agreement in connection with Mr. McFadden’s resignation as Chief Executive Officer of the Company, effective as of December 31, 2023. Pursuant to the McFadden Severance Agreement, Mr. McFadden is eligible to receive $146,683 in accrued but unpaid base salary through the Separation Date in four quarterly payments of $36,670.75 each, less all applicable tax withholdings, by December 31, 2024.

In consideration of the McFadden Severance Agreement, the release therein and Mr. McFadden’s resignation as Chief Executive Officer of the Company, the Company shall provide Mr. McFadden severance pay in the gross amount of amount of $422,500, less all lawful and authorized withholdings and deductions (the “Severance Payment”), which Severance Payment shall be paid in four quarterly installments of $105,625 per each installment, payable at the Company’s option in either cash or Common Stock, with the payment to be made as follows: (i) as of the McFadden Effective Date, on which such date Mr. McFadden shall be granted, in lieu of cash, 128,811 fully-vested restricted shares of the Common Stock at a price of $0.82 per share, which such shares of Common Stock subject to the terms and conditions of the Company’s 2022 Long-Term Incentive Plan (the “Plan”), and as of each of (ii) April 1, 2024, (iii) July 1, 2024, and (iv) October 1, 2024, payable at the Company’s option, in either cash or Common Stock. The shares of Common Stock to be issued to Mr. McFadden under installments (ii), (iii) and (iv), if applicable, shall be fully vested and the number of shares to be issued shall be determined based on the volume weighted average trading price of the Common Stock on the principal exchange on which the Common Stock is listed or admitted to trade during the period of 10 trading days immediately prior to the date of such issuance.

Pursuant to the McFadden Severance Agreement, the Company shall also reimburse to Mr. McFadden the premiums associated with the continuation of Mr. McFadden’s health insurance for the period commencing on the Separation Date through December 31, 2024, pursuant to applicable law, and approved but unpaid business expenses through the Separation Date within 30 days following McFadden Effective Date.

Pursuant to the terms of the McFadden Severance Agreement, Mr. McFadden was to remain a director of the Company’s board (the “Board”) from the Separation Date through March 31, 2024, at which time Mr. McFadden would resign from the Board. On March 17, 2024, the Board approved the entry by the Company into the First Amendment to the McFadden Severance Agreement to amend Mr. McFadden’s end date of service on the Board to March 17, 2024.

A copy of the complete McFadden Severance Agreement is included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 26, 2024.

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

On February 26, 2024, the Company and Brett Vroman entered into General Release and Severance Agreement (the “Vroman Severance Agreement”), effective as of the eighth date following the Vroman Severance Agreement in connection with the termination of the amended and restated employment agreement, by and between the Company and Mr. Vroman, effective as of September 27, 2022. Pursuant to the Vroman Severance Agreement, as of the Separation Date, the Vroman Employment Agreement shall terminate forever, and no party shall have any further obligation or liability thereunder except as related to any obligations that survive employment termination, including but not limited to the obligations set forth under the Employee Confidential Disclosure, Invention Assignment, Non-Competition, Non-Solicitation and Non-Interference Agreement, attached to the Vroman Employment Agreement.

Pursuant to the Vroman Severance Agreement, the Company will provide Mr. Vroman with (i) back pay wages through the Separation Date in the amount of $151,615.46, less all lawful and authorized withholdings and deductions, to be paid as soon as practicable following the Vroman Effective Date and (ii) severance of 24 months of Mr. Vroman’s base salary, less all lawful and authorized withholdings and deductions, under the Vroman Employment Agreement. Pursuant to the Vroman Severance Agreement, the Company shall also reimburse to Mr. Vroman the premiums associated with the continuation of Mr. Vroman’s health insurance for the period commencing on the Separation Date through December 31, 2024, pursuant to applicable law, expenses in accordance with the Company’s expense reimbursement policy, and the full vesting of any earned shares of Common Stock. The Vroman Severance Agreement also provides for a mutual waiver and release of any claims in connection with Mr. Vroman’s employment, separation and departure from the Company, and for certain customary covenants regarding confidentiality.

Additionally, on February 22, 2024, the Company and CXO Lite, LLC, a limited liability company organized under the laws of Pennsylvania, of which Mr. Vroman is the sole member, entered into a consulting agreement (the “CXO Lite Consulting Agreement”) pursuant to which Mr. Vroman shall be engaged and continue to serve the Company as its Chief Financial Officer.

A copy of the complete Vroman Severance Agreement and CXO Lite Consulting Agreement are included as Exhibits 10.3 and 10.4, respectively, to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 26, 2024.

Kevin O’Donnell Employment Agreement and Separation Agreement

On February 22, 2024, the Board appointed Kevin O’Donnell as Interim Chief Executive Officer of the Company, effective as of the Separation Date, to serve until a successor is chosen and qualified, or until his earlier resignation or removal.

On March 17, 2024, Kevin O’Donnell resigned as Executive Chairman and Interim Chief Executive Officer of the Company, effective immediately. Mr. O’Donnell’s resignation was not the result of any disagreement regarding any matter relating to the Company’s operations, policies, or practices.

In connection with Mr. O’Donnell’s resignation from these positions, on March 17, 2024, the Company and Kevin O’Donnell entered into a General Release and Severance Agreement (the “O’Donnell Severance Agreement”), effective as of March 17, 2024 (the “O’Donnell Effective Date”). The O’Donnell Severance Agreement terminated of the amended and restated employment agreement, by and between the Company and Mr. O’Donnell, effective as of October 21, 2022 (the “O’Donnell Employment Agreement”). Pursuant to the O’Donnell Severance Agreement, as of the O’Donnell Effective Date, the O’Donnell Employment Agreement shall terminate forever, and no party shall have any further obligation or liability thereunder except as related to any obligations that survive employment termination, including but not limited to the obligations set forth under the Employee Confidential Disclosure, Invention Assignment, Non-Competition, Non-Solicitation and Non-Interference Agreement, attached to the O’Donnell Employment Agreement.

Pursuant to the O’Donnell Severance Agreement, the Company will provide Mr. O’Donnell with (i) back pay wages through the Separation Date in the amount of $138,000, less all lawful and authorized withholdings and deductions, to be paid as soon as practicable following the O’Donnell Effective Date and (ii) severance equal to 24 months of Mr. O’Donnell’s base salary, less all lawful and authorized withholdings and deductions, under the O’Donnell Employment Agreement. Pursuant to the O’Donnell Severance Agreement, the Company shall also provide Mr. O’Donnell with (i) reimbursement of the premiums associated with the continuation of Mr. O’Donnell’s health insurance for the period commencing on the Separation Date through and including September 27, 2024, pursuant to applicable law, (ii) reimbursement of expenses in accordance with the Company’s expense reimbursement policy, and (iii) the full vesting of any earned, outstanding and unvested shares of Common Stock subject to the Plan (as define below). The O’Donnell Severance Agreement also provides for a mutual waiver and release of any claims in connection with Mr. O’Donnell’s employment, separation and departure from the Company, and for certain customary covenants regarding confidentiality.

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

The following table presents summary information regarding the director compensation for each non-employee member of our board of directors for the years ended December 31, 2023.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Brian McFadden (1)	2023	$-	$-	-	-	-	-	$-

Kevin O’Donnell (2)	2023	$-	$-	-	-	-	-	$-

Frank Jennings (3)(6)	2023	$100,000	$-	-	-	-	-	$100,000

Louis Foreman (4)(6)	2023	$100,000	$-	-	-	-	-	$100,000

Mary Ann Halford (5)(6)	2023	$100,000	$-	-	-	-	-	$100,000

(1)	Mr. McFadden served as a director from October 13, 2021 to March 17, 2024.
(2)	Mr. O’Donnell has served as a director since October 15, 2021. He served as the Company’s Executive Chairman until March 17, 2024.
(3)	Mr. Jennings was appointed a director of Eightco Holdings, Inc. on October 15, 2021.
(4)	Mr. Foreman was appointed a director of Eightco Holdings, Inc. on October 15, 2021.
(5)	Ms. Halford was appointed a director of Eightco Holdings, Inc. on October 15, 2021.
(6)	No cash compensation was paid during the year ended December 31, 2023, but was accrued within the Company’s financials.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of April 1, 2024 for:

●	each person known by the Company to be a beneficial owner of more than 5% of the common stock of the Company;

●	each of the Company’s named executive officers and directors; and

●	all executive officers and directors of the Company as a group.

The addresses of the executive officers and directors is 101 Larry Holmes Dr., Suite 313, Easton, PA 18042.

Beneficial ownership is determined according to the rules of the Securities and Commission, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

The beneficial ownership percentages set forth in the table below are based on 8,537,310 shares of common stock issued and outstanding as of April 1, 2024.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Beneficial Ownership
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage
5% Stockholders
BHP Capital NY Inc.(2)	845,193	9.99%
Named Executive Officers and Directors
Paul Vassilakos(3)	884,374	10.09%
Brett Vroman(4)	212,868	2.43%
Kevin O’Donnell(5)	142,500	1.64%
Brian McFadden (6)	62,610	* %
Frank Jennings(7)	228,681	2.56%
Louis Foreman(8)	229,332	2.64%
Mary Ann Halford(9)	228,531	2.63%
Current Executive Officers and Directors as a group (six persons)	1,926,286	22.00%

*	Less than 1%

(1)	Based on 8,537,310 shares of common stock issued and outstanding as of April 1, 2024. All shares reported are shares of the Company’s common stock.

(2)	Includes 300,000 shares of common stock, 545,193 shares of common stock issuable upon the exercise of the BHP Warrants and excludes 182,807 shares of common stock issuable upon the exercise of the BHP Warrants. Pursuant to the terms of the BHP Warrants, BHP may not exercise the BHP Warrants to the extent (but only to the extent) BHP or any of its affiliates would beneficially own upon such conversion or exercise a number of shares of our common stock which would exceed 9.99% of the outstanding shares of common stock of the Company. The number of shares and percentage reflect these limitations as of April 14, 2023. Bryan Pantofel is the President of BHP and has sole voting and investment power over these securities. BHP’s address is 45 SW 9th Street, Suite 1603, Miami, Florida 33130. All shares reported are shares of the Company’s common stock.

(3)	Includes 654,419 shares of common stock, 101,921 shares of common stock issuable upon conversion of the Note issued in connection with the acquisition of Forever 8, 51,887 shares of common stock issuable upon conversion of the Preferred Units issued in connection with the acquisition of Forever 8 and 76,147 shares of common stock issuable upon the achievement of certain earnout considerations as per the terms of the MIPA and excludes 1,683 shares of common stock issuable upon the achievement of certain earnout considerations as per the terms of the MIPA. Paul Vassilakos is President of the Forever 8 Fund, LLC and has sole voting and investment power over these securities. Mr. Vassilakos’ address is 101 Larry Holmes Dr., Suite 313, Easton, PA 18042. All shares reported are shares of the Company’s common stock.

(4)	Mr. Vroman’s address is 101 Larry Holmes Dr., Suite 313, Easton, PA 18042. Includes 2,840 shares of common stock and 210,028 shares of common stock to be issued under the stock option granted to Mr. Vroman.

(5)	Mr. O’Donnell’s address is 101 Larry Holmes Dr., Suite 313, Easton, PA 18042. Includes 42,500 shares of common stock and 100,000 shares of common stock to be issued under the stock option granted to Mr. O’Donnell.

(6)	Mr. McFadden’s address is 8 The Green #13716, Dover, DE 19901. Includes 1,634 shares of common stock held in Mr. McFadden’s name and 60,976 shares of common stock held in the name of Mainspring, LLC, an entity controlled by Mr. McFadden.

(7)	Mr. Jennings’ address is 101 Larry Holmes Dr., Suite 313, Easton, PA 18042. Includes 128,861 shares of common stock and 100,000 shares of common stock to be issued under the stock option granted to Mr. Jennings.

(8)	Mr. Foreman’s address is 101 Larry Holmes Dr., Suite 313, Easton, PA 18042. Includes 129,332 shares of common stock and 100,000 shares of common stock to be issued under the stock option granted to Mr. Foreman.

(9)	Ms. Halford’s address is 101 Larry Holmes Dr., Suite 313, Easton, PA 18042. Includes 128,531 shares of common stock and 100,000 shares of common stock to be issued under the stock option granted to Ms. Halford.

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

Related Party Transactions

On February 29, 2024, the Company’s wholly owned subsidiary, Forever 8 Fund, LLC (the “Borrower”) and Mainspring, LLC (the “Lender”), an entity controlled by the Company’s Former Chief Executive Officer, entered into the Series B Loan and Security Agreement whereby the Lender advanced the Borrower $50,000. The Borrower issued Mainspring, LLC a Promissory Note in the amount of $50,000 on this same date.

On February 26, 2024, Mainspring, LLC, an entity controlled by the Company’s former Chief Executive Officer, purchased 60,976 shares of common stock though the Company’s February 2024 private placement.

On February 14, 2024, the Company’s wholly owned subsidiary, Forever 8 Fund, LLC (the “Borrower”) and Brett Vroman (the “Lender”), the Company’s Chief Financial Officer, entered into the Series B Loan and Security Agreement whereby the Lender advanced the Borrower $100,000. The Borrower issued Mr. Vroman a Promissory Note in the amount of $100,000 on this same date.

On August 29, 2023, the Company’s wholly owned subsidiary, Forever 8 Fund, LLC (the “Borrower”) and Frank Jennings (the “Lender”), a Company director, entered into the Series A Loan and Security Agreement whereby the Lender advanced the Borrower $100,000. The Borrower issued Mr. Jennings a Promissory Note in the amount of $100,000 on this same date.

On August 17, 2023, the Company’s wholly owned subsidiary, Forever 8 Fund, LLC (the “Borrower”) and Kevin O’Donnell (the “Lender”), a Company director, entered into the Series A Loan and Security Agreement whereby the Lender advanced the Borrower $100,000. The Borrower issued Mr. O’Donnell a Promissory Note in the amount of $100,000 on this same date.

On June 21, 2023, the Company’s wholly owned subsidiary, Forever 8 Fund, LLC (the “Borrower”) and Brian McFadden (the “Lender”), the Company’s Former Chief Executive Officer, entered into the Series A Loan and Security Agreement whereby the Lender advanced the Borrower $100,000. The Borrower issued Mr. McFadden a Promissory Note in the amount of $100,000 on this same date.

On May 30, 2023, the Company’s wholly owned subsidiary, Forever 8 Fund, LLC (the “Borrower”) and TXC Services, LLC (the “Lender”), an entity controlled by a Forever 8 member, entered into the Series A Loan and Security Agreement whereby the Lender advanced the Borrower $225,000. The Borrower issued TXC Services, LLC a Promissory Note in the amount of $225,000 on this same date.

On April 1, 2023, the Company’s wholly owned subsidiary, Forever 8 Fund, LLC (the “Borrower”) and Paul Vassilakos (the “Lender”), the Company’s Chief Executive Officer, entered into the Series A Loan and Security Agreement whereby the Lender advanced the Borrower $675,000. The Borrower issued Mr. Vassilakos a Promissory Note in the amount of $675,000 on this same date.

On April 1, 2023, the Company’s wholly owned subsidiary, Forever 8 Fund, LLC (the “Borrower”) and TXC Services, LLC (the “Lender”), an entity controlled by a Forever 8 member, entered into the Series A Loan and Security Agreement whereby the Lender advanced the Borrower $975,000. The Borrower issued TXC Services, LLC a Promissory Note in the amount of $975,000 on this same date.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by our auditors and tax professionals for professional accounting services rendered for the fiscal years ended December 31, 2023 and 2022.

	Fiscal Year 2023	Fiscal Year 2022
Audit Fees (1)	$148,253	$155,087
Audit-Related Fees	85,011	46,750
Tax Fees (2)	53,250	7,500
Other Fees (3)	10,789	-
Total	$297,303	$209,337

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
2.1#

Separation and Distribution Agreement, dated May 5, by and between Vinco Ventures, Inc. and the Registrant (previously filed with the Securities and Exchange Commission as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed May 9, 2022)

2.2#

Membership Interest Purchase Agreement, dated September 14, 2022, by and among Eightco Holdings Inc., Forever8 Fund, LLC, members of Forever 8, LLC set forth on the signature pages thereto and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 15, 2022)

4.1*	Description of Securities

4.2	Form of Senior Indenture (previously filed with the Securities and Exchange Commission as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed February 5, 2024)

4.3	Form of Subordinated Indenture (previously filed with the Securities and Exchange Commission as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed February 5, 2024)

10.1

Amended and Restated Tax Matters Agreement, dated June 7, 2022 by and between Vinco Ventures, Inc. and the Registrant (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Amendment No. 1 to Form S-1 dated June 7, 2022, with a filing date of June 8, 2022)

10.2+	2022 Incentive Compensation Plan (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed May 9, 2022)

10.3+

Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2022 Incentive Compensation Plan (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed May 9, 2022)

10.4+

Employment Agreement by and between the Registrant and Brian McFadden (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 5, 2022)

10.5+

Employment Agreement by and between the Registrant and Brett Vroman (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated October 5, 2022)

10.6	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers (previously filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed May 9, 2022)

10.7	Form of Amendment Agreement between Eightco Holdings Inc., Vinco Ventures, Inc., and Hudson Bay Master Fund Ltd., dated November 11, 2021 (previously filed with the Securities and Exchange Commission as Exhibit 10.11 to the Registrant’s Amendment No. 1 to Form 10 on January 25, 2022)

10.7.1	First Amendment to the Amendment Agreement between Eightco Holdings Inc., Vinco Venture. Inc., and Hudson Bay Master Fund Ltd., dated May 5, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.7.1 to the Registrant’s Registration Statement on Form S-1 filed May 9, 2022)

10.8

Form of Eightco Holdings Inc. Warrant to Purchase Common Stock (previously filed with the Securities and Exchange Commission as Exhibit 10.12 to the Registrant’s Amendment No. 1 to Form 10 on January 25, 2022)

10.9	Form of Registration Rights Agreement between Eightco Holdings Inc. and Hudson Bay Master Fund Ltd., dated November 11, 2021 (previously filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Amendment No. 1 to Form 10 on January 25, 2022)

10.10#	Note Securities Purchase Agreement, dated January 26, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed May 9, 2022)

10.11	First Amendment to Note Securities Purchase Agreement between Hudson Bay Master Fund Ltd., and Eightco Holdings Inc., dated May 5, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.10.1 to the Registrant’s Registration Statement on Form S-1 filed May 9, 2022)

10.12	Registration Rights Agreement, dated January 26, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.13	Form of Note related to the January 26, 2022 Note Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.14	Form of Warrant related to the January 26, 2022 Note Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.15 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.15	Form of Pledge Agreement related to the January 26, 2022 Note Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.16 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.16

Amendment Agreement, dated July 28, 2022, by and between Eightco Holdings Inc. and Hudson Bay Master Fund Ltd. (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 28, 2022)

10.17#	Form of Securities Purchase Agreement dated January 26, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.17 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.18	Amendment to Securities Purchase Agreement, by and among Eightco Holdings Inc. and BHP Capital NY, Inc., dated April 18, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.15.1 to the Registrant’s Registration Statement on Form S-1 filed May 9, 2022)

10.19	Form of Warrant related to the January 26, 2022 Equity Private Placement (previously filed with the Securities and Exchange Commission as Exhibit 10.18 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.20#	Milestone Agreement, entered into in April 2022, between Eightco Holdings Inc., Emmersive Entertainment, Inc., and certain former shareholders of Emmersive Entertainment, Inc. identified therein. (previously filed with the Securities and Exchange Commission as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed May 9, 2022)

10.21	Hudson Bay Master Fund Ltd. Warrants dated May 18, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 24, 2022)

10.22	BHP Capital NY, Inc. Warrants dated May 20, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed May 24, 2022)

10.23	Form of Seller Promissory Note issued under the Membership Interest Purchase Agreement, by and among Eightco Holdings Inc., Forever 8 Fund, LLC, members of Forever 8, LLC set forth on the signature pages thereto and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 15, 2022)

10.24#	Form of Operating Agreement by and among Eightco Holdings Inc. Forever 8 Fund, LLC and the members listed on Exhibit B thereto (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 15, 2022)

10.25	Form of Subordination Agreement by and among Eightco Holdings Inc., Hudson Bay and the persons listed on Annex A thereto (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed September 15, 2022)

10.26	First Amendment to Amendment Agreement, dated September 14, 2022, by and among Eightco Holdings Inc. and Hudson Bay (previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed September 15, 2022)

10.27	Waiver, dated September 14, 2022, by and among Eightco Holdings Inc. and Hudson Bay (previously filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed September 15, 2022)

10.28	Registration Rights Agreement, dated October 1, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 5, 2022)

10.29+	Amended and Restated Employment Agreement, dated October 18, 2022, by and between the Company and Brett Vroman. (previously filed with the Securities and Exchange Commission as Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1/A filed November 14, 2022)
10.30+	Amended and Restated Employment Agreement, dated October 18, 2022, by and between the Company and Brian McFadden. (previously filed with the Securities and Exchange Commission as Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1/A filed November 14, 2022)

10.31	Form of Second Amendment Agreement, dated January 6, 2023, by and between Eightco Holdings Inc. and the Investor (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 6, 2023)

10.32	Waiver Agreement, dated January 6, 2023, by and between Eightco and BHP (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 6, 2023)

10.33	Waiver Agreement, dated January 19, 2023 by and between Eightco and Palladium Capital Group, LLC (previously filed with the Securities and Exchange Commission as Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1/A filed on January 24, 2023)

10.34	Waiver Agreement, dated January 18, 2023, among the members of Forever 8 Fund, LLC set forth on the signature pages to the Membership Interest Purchase Agreement, dated September 14, 2022, by and among Eightco Holdings Inc., Forever 8 Fund, LLC and members of Forever 8 Fund, LLC set forth on the signature pages thereto and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 filed January 23, 2023)

10.35	Securities Purchase Agreement, dated March 15, 2023 (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 16, 2023)

10.36	Form of Warrant related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 16, 2023)

10.37	Form of Note related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 16, 2023)

10.38	Form of Registration Rights Agreement related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 16, 2023)

10.39	Form of Lock-Up Agreement related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated March 16, 2023)

10.40	Form of Pledge and Security Agreement related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.6 to the Current Report on Form 8-K dated March 16, 2023)

10.41	Form of Guarantee Agreement related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated March 16, 2023)

10.42

Form of Subordination Agreement Amendment related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K dated March 16, 2023)

10.43	Form of Pledge and Security Agreement, dated as of March 16, 2023 (previously filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed March 16, 2023).

10.44	Form of Lock-Up Agreement, dated as of March 16, 2023 (previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 16, 2023)

10.45	Form of Registration Rights Agreement, dated as of March 16, 2023 (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 16, 2023)

10.46	Form of Note, dated as of March 16, 2023 (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 16, 2023)

10.47	Form of Warrant, dated as of March 16, 2023 (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 16, 2023)

10.48	Securities Purchase Agreement, dated as of March 15, 2023, by and between Cryptyde, Inc. and Buyers (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 16, 2023)

10.49	Letter Agreement, dated as of May 8, 2023, by and between Eightco Holdings Inc. and Sellers’ Representative (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 10, 2023)

10.50	Debt Exchange Agreement, dated as of May 30, 2023, by and between Forever 8 Fund, LLC and TXC Services, LLC (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed June 5, 2023)

10.51	Debt Exchange Agreement, dated as of May 30, 2023, by and between Forever 8 Fund, LLC and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 5, 2023)

10.52	Form of Promissory Note (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 5, 2023)

10.53	Loan and Security Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 5, 2023)

10.54	Form of Promissory Note (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 27, 2023)

10.55	Loan and Security Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 27, 2023)

10.56	Loan and Security Agreement Series C (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed October 24, 2023)
10.57	Lender Joinder Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 24, 2023)

10.58	Loan and Security Agreement Series B (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 24, 2023)

10.59

Prepayment and Redemption Agreement, dated as of October 23, 2023, by and between Eightco Holdings Inc. and the investor signatory thereto (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 24, 2023)

10.60	Loan and Security Agreement and Promissory Note between Forever 8 Fund, LLC and Todd Kuimjian (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 25, 2023)

10.61	Loan and Security Agreement and Promissory Note between Forever 8 Fund, LLC and Joseph Johnston (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 22, 2023)

10.62	Loan and Security Agreement and Promissory Note between Forever 8 Fund, LLC and Kevin O’Donnell (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 22, 2023)

10.63	Subordination Agreement(previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 5, 2023)

10.64	Form of Securities Purchase Agreement, dated as of February 26, 2024, by and between Eightco Holdings Inc. and the investors named therein (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)

10.65+	General Release and Severance Agreement, dated as of February 26, 2024, by and between Eightco Holdings Inc. and Brian McFadden (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)

10.66+	General Release and Severance Agreement, dated as of February 26, 2024, by and between Eightco Holdings Inc. and Brett Vroman (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)

10.67+	Consulting Agreement, dated as of February 22, 2024, by and between Eightco Holdings Inc. and CXO Lite, LLC (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)

10.68	Series D Loan and Guaranty Agreement, dated as of March 15, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.69	Subordination Agreement, dated as of March 15, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.70	Intercreditor Agreement, dated as of March 15, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.71	Seller Notes Amendment, dated as of March 17, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.72+	First Amendment to the General Release and Severance Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Brian McFadden (previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.73+	General Release and Severance Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Kevin O’Donnell (previously filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.74+	Employment Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.75+	Indemnification Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.76	Form of Non-Qualified Stock Option Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

21.1	Subsidiaries of the Registrant (previously filed with the Securities and Exchange Commission as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed April 17, 2023)

23.2*	Consent of Morison Cogen LLP

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy

101.INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101),

*	Filed herewith.
**	To be filed by amendment or as an exhibit to a report pursuant to Section 13(a), 13(c) or 15(d) of the Exchange Act.
+	Management contract or compensatory plan or arrangement.
#	Schedules and/or exhibits have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. We agree to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2024

EIGHTCO HOLDINGS, INC.

By:	/s/ Paul Vassilakos
Paul Vassilakos
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul Vassilakos	Chief Executive Officer and Executive Chairman	April 1, 2024
Paul Vassilakos	(principal executive officer)

/s/ Brett Vroman	Chief Financial Officer	April 1, 2024
Brett Vroman	(principal financial and principal accounting officer)

/s/ Kevin O’Donnell	Director	April 1, 2024
Kevin O’Donnell

/s/ Frank Jennings	Director	April 1, 2024
Frank Jennings

/s/ Louis Foreman	Director	April 1, 2024
Louis Foreman

/s/ Mary Ann Halford	Director	April 1, 2024
Mary Ann Halford

