Form 10-K/A
period 2023-12-31
Eightco Holdings Inc.
filed 2024-04-03
CIK 1892492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 1, 2024, there were 8,537,310 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Auditor Name	Auditor Location	Auditor Firm ID
Morison Cogen LLP	Blue Bell, Pennsylvania	00526

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2023, of Eightco Holdings Inc., filed with the Securities and Exchange Commission on April 1, 2024 (the “Original 10-K”) to (i) include exhibits that were inadvertently omitted from the exhibit list in the Original 10-K, (ii) revise and provide current-dated certifications and (iii) amend Exhibit 4.1 to revise the description of anti-take over effects of certain provisions in our certificate of incorporation, as amended, and our bylaws.

Except as expressly set forth in this Amendment, no other changes have been made to the Original 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original 10-K. This Amendment does not reflect events that may have occurred subsequent to the filing date of the Original 10-K.

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

10.60	Loan and Security Agreement and Promissory Note between Forever 8 Fund, LLC and Todd Kuimjian (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 25, 2023)

10.61	Loan and Security Agreement and Promissory Note between Forever 8 Fund, LLC and Joseph Johnston (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 22, 2023)

10.62	Loan and Security Agreement and Promissory Note between Forever 8 Fund, LLC and Kevin O’Donnell (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 22, 2023)

10.63	Subordination Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 5, 2023)

10.64	Form of Securities Purchase Agreement, dated as of February 26, 2024, by and between Eightco Holdings Inc. and the investors named therein (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)

10.65+	General Release and Severance Agreement, dated as of February 26, 2024, by and between Eightco Holdings Inc. and Brian McFadden (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)

10.66+	General Release and Severance Agreement, dated as of February 26, 2024, by and between Eightco Holdings Inc. and Brett Vroman (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)

10.67+	Consulting Agreement, dated as of February 22, 2024, by and between Eightco Holdings Inc. and CXO Lite, LLC (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)

10.68	Series D Loan and Guaranty Agreement, dated as of March 15, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.69	Subordination Agreement, dated as of March 15, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.70	Intercreditor Agreement, dated as of March 15, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.71	Seller Notes Amendment, dated as of March 17, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.72+	First Amendment to the General Release and Severance Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Brian McFadden (previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.73+	General Release and Severance Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Kevin O’Donnell (previously filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.74+	Employment Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.75+	Indemnification Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.76	Form of Non-Qualified Stock Option Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

21.1	Subsidiaries of the Registrant (previously filed with the Securities and Exchange Commission as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed April 17, 2023)

23.1***	Consent of Morison Cogen LLP

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1***	Clawback Policy

101.INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
***	Previously filed.
+	Management contract or compensatory plan or arrangement.
#	Schedules and/or exhibits have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. We agree to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 3, 2024

EIGHTCO HOLDINGS INC.

By:	/s/ Paul Vassilakos
Paul Vassilakos
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul Vassilakos	Chief Executive Officer and Executive Chairman	April 3, 2024
Paul Vassilakos	(principal executive officer)

/s/ Brett Vroman	Chief Financial Officer	April 3, 2024
Brett Vroman	(principal financial and principal accounting officer)

/s/ Kevin O’Donnell	Director	April 3, 2024
Kevin O’Donnell

/s/ Frank Jennings	Director	April 3, 2024
Frank Jennings

/s/ Louis Foreman	Director	April 3, 2024
Louis Foreman

/s/ Mary Ann Halford	Director	April 3, 2024
Mary Ann Halford