Form 10-Q
period 2024-03-31
Eightco Holdings Inc.
filed 2024-05-15
CIK 1892492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-41033

EIGHTCO HOLDINGS INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-2755739
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

101 Larry Holmes Drive, Suite 313
Easton, Pennsylvania	18042
(Address of Principal Executive Offices)	(Zip Code)

(888) 765-8933

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	OCTO	The Nasdaq Stock Market LLC

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

☐ Yes ☒ No

As of May 15, 2024, there were 8,752,487 shares of the registrant’s common stock outstanding.

EIGHTCO HOLDINGS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2024 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, our ability to raise capital, our operational and strategic initiatives or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, and actual results may differ materially from those in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Report as well as information provided elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2023, as amended (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2024. You should carefully consider that information before you make an investment decision.

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

PART I - FINANCIAL INFORMATION

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$808,777	$5,247,836
Accounts receivable, net	2,553,645	1,873,950
Inventories	5,066,987	6,079,907
Prepaid expenses and other current assets	1,011,500	807,908
Total current assets	9,440,909	14,009,601
Property and equipment, net	694,980	744,559
Intangible assets, net	15,552,142	16,108,443
Goodwill	22,324,588	22,324,588
Loan held-for-investment	2,224,252	2,224,252
Total assets	50,236,871	$55,411,443

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,766,092	$2,135,596
Accounts payable – related parties	195,446	381,828
Accrued expenses and other current liabilities	603,310	747,775
Accrued expenses and other current liabilities – related parties	4,277,988	6,438,900
Current portion of convertible notes payable, net of debt discount of $0 and $277,750, respectively	-	4,637,250
Convertible notes payable – related parties,	11,500,000	11,500,000
Line of credit	3,700,000	3,200,000
Line of credit – related parties	3,500,000	3,425,000
Due to Former Parent	6,977,193	6,977,193
Total current liabilities	32,520,029	39,443,542

Convertible notes payable – related parties, net of debt discount of $1,500,000 and $1,750,000, respectively	14,198,734	14,133,700
Deferred tax liabilities	82,104	82,104
Contingent consideration	-	6,100,000
Total liabilities	$46,800,867	$59,759,346

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized and 0 and 0 shares outstanding at March 31, 2024 and December 31, 2023, respectively	$-	$-
Common stock, $0.001 par value, 500,000,000 shares authorized and 8,537,310 and 4,706,419 shares outstanding at March 31, 2024 and December 31, 2023, respectively	8,537	4,706
Additional paid-in capital	111,626,872	108,617,178
Accumulated deficit	(108,330,717)	(113,278,588)
Foreign currency translation	545,826	723,303
Total stockholders’ equity (deficit) attributable to Eightco Holdings Inc.	3,850,518	(3,933,401)
Non-controlling interest	(414,514)	(414,502)
Total stockholders’ equity (deficit)	3,436,004	(4,347,903)
Total liabilities and stockholders’ equity	$50,236,871	$55,411,443

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Revenues, net	$9,619,820	$15,889,715
Cost of revenues	7,734,058	14,070,623
Gross profit	1,885,762	1,819,092

Operating expenses:
Selling, general and administrative expenses	3,461,959	5,349,431
Restructuring and severance	1,414,838	-
Total operating expenses	4,876,797	5,349,431
Operating loss	(2,991,035)	(3,530,339)

Non-operating income (expense):
Interest income (expense), net	(1,198,771)	(2,813,227)
Gain on forgiveness of interest	3,006,896	-
Loss on issuance of warrants	-	(43,541,211)
Gain on forgiveness of earnout	6,100,000	-
Other income	30,769	33,637
Total non-operating income (expense)	7,938,894	(46,320,801)

Net income (loss) before income tax expense	4,947,859	(49,851,140)

Income tax expense (benefit)	-	-

Net income (loss)	$4,947,859	$(49,851,140)
Net income (loss) attributable to non-controlling interest	(12)	-
Net income (loss) attributable to Eightco Holdings Inc.	4,947,871	(49,851,140)
Net income (loss) per share:
Net income (loss) per share basic	$0.99	$(40.15)
Net income (loss) per share diluted	$0.72	$(40.15)
Weighted average number of common shares outstanding – basic	4,989,196	1,241,624
Weighted average number of common shares outstanding – diluted	6,845,883	1,241,624

See the accompanying notes to the condensed consolidated financial statements.

6

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Net income (loss)	$4,947,859	$(49,851,140)
Foreign currency translation – unrealized gain (loss)	(177,477)	51,365
Comprehensive income (loss)	$4,770,382	$(49,799,775)

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid in	Non controlling	Retained Earnings (Accumulated)	Accumulated Other
	Shares	Amount	Capital	Interest	Deficit	Income	Total

Balances, January 1, 2023	633,365	$633	$50,617,631	$(316,509)	$(44,958,199)	$467,668	$5,811,224
Issuance of common stock to note holders	774,333	774	7,742,559	-	-	-	7,743,333
Exercise of warrants	366,622	367	14,233	-	-	-	14,600
Share-based compensation	23,250	23	(23)	-	-	-	-
Issuance of warrants	-	-	47,876,820	-	-	-	47,876,820
Foreign currency translation	-	-	-	-	-	51,365	51,365
Net loss for the three months ended March 31, 2023	-	-	-	-	(49,851,140)	-	(49,851,140)
Balances, March 31, 2023	1,797,570	$1,797	$106,251,220	$(316,509)	$(94,809,339)	$519,033	$11,646,202

Balances, January 1, 2024	4,706,419	$4,706	$108,617,178	$(414,502)	$(113,278,588)	$723,303	$(4,347,903)

Issuance of common stock - investors	865,856	866	709,134	-	-	-	710,000
Issuance of common stock - conversions	120,974	121	99,078	-	-	-	99,199
Issuance of common stock – settlement of cash warrants	252,169	252	206,527	-	-	-	206,779
Issuance of common stock to noteholders	1,473,165	1,473	1,206,527	-	-	-	1,208,000
Issuance of common stock to board of directors and former employees	389,833	390	262,526	-	-	-	262,916
Issuance of common stock to consultants	728,894	729	491,964	-	-	-	492,693
Share-based compensation expense	-	-	33,938	-	-	-	33,938
Foreign currency translation	-	-	-	-	-	(177,477)	(177,477)
Net income for the three months ended March 31, 2024	-	-	-	(12)	4,947,871	-	4,947,859
Balances, March 31, 2024	8,537,310	$8,537	$111,626,872	$(414,514)	$(108,330,717)	$545,826	$3,436,004

 See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Cash flows from operating activities:
Net income (loss)	$4,947,859	$(49,851,140)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	605,796	626,077
Amortization of debt issuance costs	587,750	2,043,458
Loss on issuance of warrants	-	43,541,211
Provision for credit losses	-	608,356
Gain on sale	-	5,897
Share-based compensation	33,938	-
Amortization of prepaid share-based compensation	111,000	-
Gain on forgiveness of interest	(3,006,896)	-
Gain on forgiveness of earnout	(6,100,000)	-
Changes in assets and liabilities:
Accounts receivable	(679,695)	(1,482,070)
Inventories	835,443	(3,323,971)
Prepaid expenses and other current assets	72,408	749,086
Accounts payable	(270,193)	(159,375)
Accrued expenses and other current liabilities	2,139,298	2,305,191

Net cash used in operating activities	(723,292)	(4,937,282)

Cash flows from investing activities:
Purchases of property and equipment	-	(36,307)
Investment in developed technology	-	(77,491)
Proceeds from sale of property and equipment	-	181,000

Net cash provided by investing activities	-	67,202

Cash flows from financing activities:
Net proceeds from issuance of common stock	710,000	14,598
Net borrowings under convertible notes	-	3,150,000
Net borrowings under line of credit	575,000	-
Fees paid for financing costs	-	(664,389)
Repayments under convertible notes payable	(4,915,000)	-
Repayments under convertible notes payable – related parties	(85,767)	(116,300)

Net cash provided by (used in) financing activities	(3,715,767)	2,383,909

Net increase (decrease) in cash and cash equivalents	(4,439,059)	(2,486,171)
Cash and cash equivalents, beginning of the year	5,247,836	5,580,431
Cash and cash equivalents, end of the period	$808,777	$3,094,260

Supplemental disclosure of cash flow information:
Cash paid for interest	$268,500	$444,781
Cash paid for income taxes	$-	$-
Issuance of warrants to noteholders and placement agent	$-	$4,335,611
Issuance of common stock to line of credit holders	$60,000	$-
Issuance of common stock to vendors for future services	$387,000	$-
Issuance of common stock to employees and directors for settlement of liabilities	$262,916	$-
Issuance of common stock to vendors for settlement of liabilities	$105,693	$-
Issuance of common stock to noteholders for settlement of accrued interest	$1,148,000	$-
Issuance of common stock to noteholders for settlement of cash warrant liabilities	$206,779	$-
Original issue discount	$-	$555,000
Convertible shares under notes payable	$99,199	$7,743,333

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As used herein, “Eightco” and the “Company” refer to Eightco Holdings Inc., a Delaware corporation originally incorporated on September 21, 2021 (date of inception) under the laws of the State of Nevada, and subsidiaries and/or where applicable, its management. On March 9, 2022, the Company converted to a Delaware corporation pursuant to a plan of conversion entered into with its former parent, Vinco Ventures, Inc. (“Vinco” or “Former Parent”). The Company operates in three main businesses: Forever 8 Inventory Cash Flow Solution, Web3 Business, and Packaging Business. Forever 8 Fund LLC (“Forever 8”), which focuses on purchasing inventory for e-commerce retailers, was acquired by the Company on October 1, 2022, and is part of its Inventory Solution Business. The Company previously sold BTC mining equipment and developed an NFT character set under its Web3 Business but has no intention of continuing this business at this time. The Packaging Business manufactures and sells custom packaging for a wide variety of products and helps customers generate brand awareness and promote brand image through packaging. Prior to the Separation (as defined below), the Company was 100% owned by Vinco.

As of March 31, 2024, Eightco had three wholly-owned subsidiaries: Forever 8, Ferguson Containers, Inc. (“Ferguson Containers”) and BlockHiro, LLC. Ferguson Containers owns 100% of 8co Holdings Shared Services, LLC. Eightco owns 51% of CW Machines, LLC which is consolidated under the voting interest entity model. Under the voting interest entity model, control is presumed by the holder of a majority voting interest unless noncontrolling shareholders have substantive participating rights. Forever 8 owns 100% of Forever 8 UK, Ltd and Forever 8 Fund EU Holdings BV.

During 2021, the Former Parent announced it plans to spin-off (the “Separation”) certain of its businesses. The Former Parent included Ferguson Containers as well as other subsidiaries of the Former Parent (the “Eightco Businesses”) as part of the spin-off. In anticipation of the Separation, the Former Parent contributed its assets and legal entities comprising the Eightco Businesses to facilitate the Separation. As a result of the Separation, the Company has become an independent, publicly traded company comprised of the Eightco Businesses as of June 30, 2022.

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

Basis of Presentation.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2024 may not be indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2023 included in the Annual Report.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act, enacted on April 5, 2021 and has elected to comply with certain reduced public company reporting requirements.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reverse Stock Split: On April 3, 2023, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware (1) to effect a 1-for-50 reverse stock split of the shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), either issued and outstanding or held by the Company as treasury stock (the “Reverse Stock Split”) and (2) to change the name of the Company from “Cryptyde, Inc.” to “Eightco Holdings Inc.” (the “Name Change”). Both the Reverse Stock Split and the Name Change were effective as of 4:05 p.m., New York time, on April 3, 2023. The Common Stock began trading on a reverse stock split-adjusted basis on the Nasdaq Capital Market on April 4, 2023. The trading symbol for the Common Stock following the Reverse Stock Split and the Name Change is “OCTO.” The new CUSIP number for the Common Stock following the Reverse Stock Split and the Name Change is 22890A203. All share, equity award, and per share amounts contained in the condensed consolidated financial statements have been adjusted to reflect the Reverse Stock Split for all prior periods presented.

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

Business Combinations. For business combinations that meet the accounting definition of a business, the Company determines and allocates the purchase price of an acquired company to the tangible and intangible assets acquired, the liabilities assumed, and noncontrolling interest, if applicable, as of the date of acquisition at fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. In the discounted cash flow method, estimated future cash flows are based on management’s expectations for the future. Revenues and costs of the acquired companies are included in the Company’s operating results from the date of acquisition. The Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, and these estimates and assumptions are inherently uncertain and subject to refinement during the measurement period not to exceed one year from the acquisition date. As a result, any adjustment identified subsequent to the measurement period is included in operating results in the period in which the amount is determined.

Cash and Cash Equivalents. The Company considers all highly liquid, short-term investments with original maturities of six months or less when purchased to be cash equivalents.

Accounts Receivable. Accounts receivable are carried at their contractual amounts, less an estimated allowance for credit losses. Management estimates the allowance for credit losses using a loss-rate approach based on historical loss information, adjusted for management’s expectations about current and future economic conditions, as the basis to determine expected credit losses. Management exercises significant judgment in determining expected credit losses. Key inputs include macroeconomic factors, industry trends, the creditworthiness of counterparties, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Management believes that the composition of receivables at year-end is consistent with historical conditions as credit terms and practices and the client base has not changed significantly. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted. The allowance for credit losses was $67,350 as of March 31, 2024 and December 31, 2023.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets and Long-lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of its long-lived assets using undiscounted cash flows. If an asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. We record intangible assets based on their fair value on the date of acquisition. Intangible assets include the cost of developed technology, customer relationships, trademarks and tradenames. Intangible assets are amortized utilizing the straight-line method over their remaining economic useful lives, as follows: 10 years for developed technology, 7 years for customer relationships and 7 years for trademarks and tradenames. The Company reviews long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to an asset, an impairment loss equal to the remaining carrying value of the asset is recorded. The Company did not record any impairment charges related to intangibles assets or long-lived assets during the three months ended March 31, 2024 and 2023, respectively.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for fulfilling those performance obligations. Revenue for product sales is recognized upon receipt by the customer. There are no contract assets or contract liabilities and therefore no unsatisfied performance obligations. One customer represented 56% of total revenues for the three months ended March 31, 2024.

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

Comprehensive income. The Company follows Accounting Standards Codification (“ASC”) 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. For the three months ended March 31, 2024 and 2023, the Company recognized other comprehensive gain (loss) for foreign currency translation of $(177,477) and $51,365, respectively.

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

Exchange rates used for the translations are as follows:

	March 31, 2024	December 31, 2023
Spot
USD to EUR	$0.9259	$0.9009
USD to GBP	$0.8065	$0.7874

	March 31, 2024	March 31, 2023
Average
USD to EUR	$0.9259	$0.9259
USD to GBP	$0.8130	$0.8130

Earnings Per Share. The Company follows ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share. Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. For the three months ended March 31, 2024, the following common stock equivalents were included in the calculation of weighted average number of diluted common shares outstanding and diluted net income per share. For the three months ended March 31, 2023, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31, 2024	March 31, 2023

Convertible shares under notes payable	-	1,209,768
Warrants for noteholders	-	2,889,512
Warrants for equity investors	728,000	728,000
Warrants for placement agent	221,084	252,760
Shares reserved for issuance for preferred units of Forever 8 Fund, LLC	215,000	215,000
Convertible notes payable issued in acquisition of Forever 8 Fund, LLC	272,845	275,000
Shares reserved for contingent consideration for acquisition of Forever 8 Fund, LLC	-	140,000
Shares reserved as partial payment towards severance	419,759	-
Total common stock equivalents	1,856,688	5,710,040

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

Income Taxes. The Company accounts for income taxes under the provisions of the FASB ASC Topic 740 “Income Taxes” (“ASC Topic 740”). The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of March 31, 2024 and 2023. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of comprehensive income. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, accounts payable and other current liabilities approximate fair values due to the short-term nature of these instruments. The Company’s long-term debt consists of $25,698,734, of which $11,500,000 is current. The estimated fair value of this debt approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market interest rates.

Concentration of Credit Risks. Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. Cash and cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. The Company has not experienced any significant losses on its deposits of cash and cash equivalents. In regard to trade receivables, the Company performs ongoing evaluations of its customers’ financial condition as well as general economic conditions and, generally, requires no collateral from its customers. On March 31, 2024, the amount due from three customer represented approximately 17%, 12% and 11% of accounts receivable, respectively.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements Adopted. In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The amendments in this Update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this Update retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption.

Recently Issued Accounting Pronouncements Not Adopted. Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the Company’s condensed consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $108,330,717 as of March 31, 2024 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubts about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

As of March 31, 2024, the Company had approximately $0.8 million in cash and cash equivalents as compared to $5.2 million at December 31, 2023. The Company expects that its current cash and cash equivalents, approximately $0.3 million as of the date of this quarterly report, will not be sufficient to support its projected operating requirements for at least the next 12 months from this date.

The Company expects to need additional capital in order to increase revenues above current levels. Any additional equity financing, if available, may not be on favorable terms and would likely be significantly dilutive to the Company’s current stockholders, and debt financing, if available, may involve restrictive covenants. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will likely have a materially adverse effect on our business, financial condition and results of operations. In 2023, the Company began reducing headcount to reduce the corporate overhead. The Company has continued to raise capital in 2024 and will continue to look to reduce costs in 2024. No assurance can be given that the Company will be successful in these efforts. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. RESTRUCTURING AND SEVERANCE

Restructuring and severance charges consist of the following for the three months ended March 31, 2024 and 2023, respectively:

	March 31, 2024	March 31, 2023

Severance expense	$1,404,038	$800,000
Rent expense	10,800	283,686
Total restructuring and severance	$1,414,838	$1,083,686

The changes in the carrying amount of restructuring and severance liabilities for the period from January 1, 2024 through March 31, 2024 consisted of the following:

Balance, January 1, 2024	$2,250,000
Additions and adjustments	1,485,000
Payments and adjustments	(217,554)
Balance, March 31, 2024	$3,517,446

5. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Trade accounts receivable	$2,620,995	$1,941,300
Less: allowance for credit losses	(67,350)	(67,350)
Total accounts receivable	$2,553,645	$1,873,950

6. INVENTORIES

Inventories consist of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Raw materials	$23,400	$22,116
Finished goods	5,643,587	6,657,791
Reserve for obsolescence	(600,000)	(600,000)
Total inventories	$5,066,987	$6,079,907

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Other current assets consist of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Advances for inventory purchases	$397,096	$517,228
Prepaid insurance	97,048	91,075
Deposits	443,119	4,994
Due from customer	-	106,846
Other	74,237	87,765
Total other current assets	$1,011,500	$807,908

8. LOAN HELD-FOR-INVESTMENT, RELATED PARTY

Loan held-for-investment, related party, represents a senior secured promissory note (the “Wattum Note”) from Wattum Management Inc., a non-controlling member of CW Machines, LLC, a related party. The Wattum Note bears interest of 5% per annum and matures on October 12, 2026 with the entire outstanding principal and accrued interest due at maturity date. The Wattum Note is secured by assets of Wattum Management, Inc. At March 31, 2024 and December 31, 2023, the principal amount of the loan held for investment was $2,224,252.

9. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Land	$-	$-
Building and building improvements	781,985	781,985
Equipment and machinery	4,752,663	4,752,663
Furniture and fixtures	278,664	284,049
Office and computer equipment	5,297	-
Vehicles	585,854	585,854
	6,404,463	6,404,551
Less: accumulated depreciation	(5,709,483)	(5,659,992)
Total property and equipment, net	$694,980	$744,559

Depreciation and amortization expense was $49,491 and $199,282 for the three months ended March 31, 2024 and 2023, respectively.

10. INTANGIBLE ASSETS, NET

Intangible assets consist of the following at March 31, 2024 and December 31, 2023:

	Useful Lives	March 31, 2024	December 31, 2023

Customer relationships	7 years	$7,100,000	$7,100,000
Developed technology	10 years	9,700,000	10,219,775
Trademarks and tradenames	7 years	2,200,000	2,200,000
		19,000,000	19,519,775
Less: accumulated amortization		(3,447,858)	(3,411,332)
Total intangible assets, net		$15,552,142	$16,108,443

Amortization expense was $556,299 and $578,608 for the three months ended March 31, 2024 and 2023, respectively.

Amortization expense for the next five years is as follows:

For the years ending December 31,
2024 (excluding the three months ended March 31, 2024)	$1,723,928
2025	2,298,571
2026	2,298,571
2027	2,298,571
2028	2,298,571
Thereafter	4,633,930
$15,552,142

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. GOODWILL

The changes in the carrying amount of goodwill for the period from January 1, 2024 through March 31, 2024 consisted of the following:

Balance, January 1, 2024	$22,324,588
Additions and adjustments	-
Balance, March 31, 2024	$22,324,588

12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Payroll and related benefits	$3,082,883	$1,831,499
Professional fees	58,000	-
Accrued taxes	208	-
Accrued settlement liability for equity holders of Forever 8	-	206,779
Accrued interest	418,779	3,741,155
Accrued rent	1,050,000	1,050,000
Other	271,428	357,242
Total accrued expenses and other current liabilities	$4,881,298	$7,186,675

13. DUE TO AND FROM FORMER PARENT

As of March 31, 2024 and December 31, 2023, the amount due to Vinco consists of net amounts related to management fees and borrowings for working capital and financing needs of Eightco as well as other operating expenses that were paid for on behalf of one to the other. As of March 31, 2024 and December 31, 2023, the net amount due to Former Parent was $6,977,193.

14. LINES OF CREDIT

Principal due under the lines of credit was as follows at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Lines of credit 15% - 18%	$3,700,000	$3,200,000

The lines of credit mature on June 30, 2024 with an extension available until September 30, 2024 at the Company’s option.

Interest expense under lines of credit was $279,508 and $0 for the three months ended March 31, 2024 and 2023, respectively.

15. LINES OF CREDIT – RELATED PARTIES

Principal due under the lines of credit – related parties was as follows at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Lines of credit 15% - 18%	$3,500,000	$3,425,000

Interest expense under lines of credit – related parties was $169,962 and $69,375 for the three months ended March 31, 2024 and 2023, respectively.

16. CONVERTIBLE NOTES PAYABLE

Principal due under the convertible note payable was as follows at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Note payable, 0%	-	4,637,250
Less: debt discount	-	-
Note payable, net	$-	$4,637,250

Interest expense under convertible notes payable was $277,750 and $1,793,458, of which $277,750 and $1,793,458 was related to amortization of the debt discount, for the three months ended March 31, 2024 and 2023, respectively. The Company recognized a gain on extinguishment of $490,000 related to the forgiveness of accrued debt issuance costs for the three months ended March 31, 2024.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16. CONVERTIBLE NOTES PAYABLE (continued)

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

(Unaudited)

16. CONVERTIBLE NOTES PAYABLE (continued)

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

(Unaudited)

16. CONVERTIBLE NOTES PAYABLE (continued)

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

Pursuant to the Prepayment Agreement, the Company agreed to make an aggregate payment of $8,215,000 (the “Aggregate Payment Amount”) to Hudson Bay in six installments, of which an initial payment remitted in October 2023 of $3,000,000 was allocated towards repayment in full of the remaining $2,000,000 of the January 2022 Note, $340,000 partial repayment of the March 2023 Note and $660,000 for the redemption in full of the March 2023 Warrant (the “Initial Payment”). The remaining five installments, which range from $150,000 to $2,275,000 and are allocated towards the remaining principal of the March 2023 Note as specified in the Prepayment Agreement, are due on the fifteenth day of each month, beginning on November 15, 2023 and ending on March 15, 2024. At its option, the Company may prepay any monthly installment prior to its respective due date. During the three months ended March 31, 2024, the Company remitted a total of $4,900,000 in payments.

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

On February 26, 2024, pursuant to the Prepayment Agreement, the Company paid to Hudson Bay a final payment of $365,000 in remaining principal due under the March 2023 Note.

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

(Unaudited)

16. CONVERTIBLE NOTE PAYABLE (continued)

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

(Unaudited)

16. CONVERTIBLE NOTE PAYABLE (continued)

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

17. CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

The convertible notes payable, related party were issued as part of consideration for the acquisition of Forever 8. The discount was calculated based on the fair value of the instrument as of October 1, 2022. Principal due under the convertible note payable – related parties was as follows at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Notes payable, 12%	27,198,734	27,383,700
Less: current portion	11,500,000	11,500,000
Notes payable, long-term potion	$15,698,734	$15,883,700
Less: debt discount	1,500,000	1,750,000
Notes payable, long-term portion, net	14,198,734	14,133,700

Interest expense under convertible notes payable – related parties was $1,071,511 and $937,000, of which $250,000 and $250,000 was related to amortization of the debt discount, for the three months ended March 31, 2024 and 2023, respectively. The Company recognized a gain on extinguishment of $3,006,896 related to the forgiveness of accrued interest for the three months ended March 31, 2024.

On March 17, 2024, the Company entered into an agreement to amend certain provisions of the Seller Notes (the “Seller Notes Amendment”) previously issued under the terms of the MIPA. Pursuant to the Seller Notes Amendment, the Sellers agreed, among other things, to (i) forgive, without the payment of any additional consideration, accrued interest on the Seller Notes in an aggregate amount of approximately $3.0 million, (ii) convert approximately $1.1 million of accrued interest on the Seller Notes into 1.4 million shares of common stock of the Company, and (iii) defer interest and any payments due on the Seller Notes until October 30, 2024. In addition, effective March 17, 2024, the Sellers waived any right to receive any earnout consideration as provide for in the MIPA. The Company recognized a gain on forgiveness of earnout of $6,100,000 for the three months ended March 31, 2024.

On March 27, 2024, the Company issued 120,974 shares of common stock to convert $99,199 of principal.

18. INCOME TAXES

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

Income tax (benefit) expense was $0 and $0 for the three months ended March 31, 2024 and 2023, respectively. The Company has recorded a full valuation allowance on net operating losses.

There are no unrecognized tax benefits and no accruals for uncertain tax positions.

As of March 31, 2024, the Company had a net operating loss carryforward for federal income tax purposes of approximately $8,755,550 and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The Company’s net operating loss carryforward begins to expire in 2041.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19. STOCKHOLDERS’ EQUITY

Common Stock. Prior to the Separation, Vinco owned 100% of the issued and outstanding common stock of Eightco. Effective June 29, 2022, the Company separated from Vinco, and the distribution of its common stock was completed.

On March 16, 2023, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of the Company’s common stock, par value $0.001 per share from 250,000,000 to 500,000,000 and to make a corresponding change to the number of authorized shares of capital stock, effective as of 4:05 p.m. (New York time) on March 16, 2023.

Common stock issuances during the three months ended March 31, 2024:

On January 30, 2024, the Company issued 56,235 shares of common stock valued at $34,866 to satisfy a portion of the outstanding severance due to the former employee.

On February 28, 2024, the Company issued 77,500 shares of common stock valued at $48,050 to satisfy a portion of the outstanding severance due to the former employee.

On February 22, 2024, the Company issued 128,894 shares of common stock value at $105,693 to satisfy outstanding fees for services performed due to the consultant.

On March 19, 2024, the Company issued 300,000 shares of common stock valued at $171,000 to a consultant for services performed related to investor relations.

On March 27, 2024, the Company issued 1,399,994 shares of common stock valued at $1,147,995 to satisfy a portion of the convertible notes payable due to the sellers of Forever 8.

On March 27, 2024, the Company issued 300,000 shares of common stock valued at $216,000 to a consultant for services performed related to Forever 8.

On March 27, 2024, the Company issued 256,098 shares of common stock valued at $180,000 to the independent board of directors to satisfy deferred amounts due for services performed.

On March 27, 2024, the Company issued 865,856 shares of common stock valued at $710,000 to investors related to proceeds received in a private investment in a public entity.

On March 27, 2024, the Company issued 252,169 shares of common stock valued at $206,799 to satisfy the cash settlement warrants assumed in the Forever 8 acquisition.

On March 27, 2024, the Company issued 120,974 shares of common stock valued at $99,199 to certain former Forever 8 security holders, pursuant to the settlement agreements by and among the Company and certain former Forever 8 security holders, as consideration for the immediate termination of the Company’s obligation to deliver such to the former Forever 8 securityholders the consideration provided for in the MIPA.

On March 28, 2024, the Company issued 73,171 shares of common stock valued at $60,000 to certain holders of the Series D Loan and Security Agreement.

As of March 31, 2024 and December 31, 2023, the Company had 8,537,310 and 4,706,419 issued and outstanding shares of Common Stock, respectively.

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

As of March 31, 2024 and December 31, 2023, the Company had 0 and 0 issued and outstanding shares of Series A Preferred Stock, respectively. All shares of Series A Preferred Stock issued have been redeemed in accordance with the Certificate of Designations.

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

Rent expense was $66,144 and $33,000 for the three months ended March 31, 2024 and 2023, respectively. Rental payments are expensed in the statements of comprehensive income in the period to which they relate.

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

None of the above milestones were met as of March 31, 2024.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

21. SEGMENTING REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three months ended March 31, 2024 were the Inventory Management Solutions segment and the Corrugated segment. The Company’s chief operating decision maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of March 31, 2024 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers.

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

Segment information available with respect to these reportable business segments for the three months ended March 31, 2024 and 2023 was as follows:

	For the Three Months Ended March 31,
	2024	2023
Revenues:
Inventory Management Solutions	$7,958,697	$13,948,341
Corrugated	1,661,123	1,941,374
Total segment and consolidated revenues	$9,619,820	$15,889,715

Cost of revenues:
Inventory Management Solutions	$6,569,687	$12,634,589
Corrugated	1,164,371	1,436,034
Total segment and consolidated cost of revenues	$7,734,058	$14,070,623

Gross profit:
Inventory Management Solutions	$1,389,010	$1,313,752
Corrugated	496,752	505,340
Total segment and consolidated gross profit	$1,885,762	$1,819,092

Income (loss) from operations:
Inventory Management Solutions	$(794,053)	$(492,234)
Corrugated	162,736	145,582
Corporate	(2,359,718)	(3,183,687)
Total segment and consolidated loss from operations	$(2,991,035)	$(3,530,339)

Depreciation and amortization:
Inventory Management Solutions	$556,299	$576,580
Corrugated	49,497	49,497
Total segment and consolidated depreciation and amortization	$605,796	$626,077

Revenues by geography:
North America	$3,313,122	$3,287,404
Europe	6,306,698	12,602,311
Total geography and consolidated revenues	$9,619,820	$15,889,715

Segment capital expenditures:
Inventory Management Solutions	$-	$-
Corrugated	-	36,308
Corporate	-	-
Total segment and consolidated capital expenditures	$-	$36,308

Segment total assets:
Inventory Management Solutions	$45,452,208	$50,777,175
Corrugated	1,881,212	2,494,147
Corporate	2,903,451	7,483,064
Total segment and consolidated assets	$50,236,871	$60,754,386

22. SUBSEQUENT EVENTS

On April 9, 2024, the Company issued a total of 125,000 shares of common stock valued at $86,000 to two consultants.

On April 10, 2024, the Company issued 89,177 shares of common stock valued at $34,866 to satisfy a portion of the outstanding severance due to the former employee.

On April 25, 2024, the Company entered into an At-The-Market Issuance Sales Agreement (the “ATM Agreement”) with Univest Securities, LLC, as the sales agent (the “Agent”), pursuant to which the Company may offer and sell, from time to time through or to the Agent, as sales agent or principal, shares of common stock having an aggregate offering price of up to $2,000,000.

The Company will pay the Agent a commission of 3% of the aggregate gross sales prices of the shares of common stock under the ATM Agreement. The Company will also reimburse the Agent for fees and disbursements of counsel to the Agent in an amount not to exceed $37,000 in connection with the signing of the ATM Agreement.

The Company intends to use the net proceeds from the sale of shares of common stock pursuant to the ATM Agreement for working capital and general corporate purposes.

The ATM Agreement may be terminated (i) by the Company at any time in its sole discretion by giving five days’ written notice to the Agent or (ii) by the Agent, at any time in its sole discretion by giving written notice to the Company.

On May 1, 2024, the Company sold 1,000 shares of common stock for net proceeds of $560 under the Company’s ATM Agreement.

On May 6, 2024, the Company entered into an amendment (the “MIPA Amendment”) to the MIPA. The MIPA had provided that the Sellers would be entitled to receive three potential earnout payments (the “Earnout Consideration) in cash (in the amount of a total of $37,000,000) or, at the Company’s election, in up to 7,000,000 additional Preferred Units of Forever 8, upon the achievement of certain performance thresholds relating to cumulative collected revenues. Pursuant to the MIPA Amendment, the Sellers irrevocably waived their right to receive such Earnout Consideration regardless of whether or not the performance thresholds are met.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As explained above, unless otherwise indicated, the terms “we,” “us,” “our,” “our Company,” and “the Company” refer to Eightco Holdings Inc., together with its consolidated subsidiaries. The following discussion and analysis of the Company’s financial condition and results of operations should be read together with the Company’s financial statements and related notes appearing elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to the Company’s plans and strategy for the Company’s business and related financing, includes forward-looking statements involving risks and uncertainties and should be read together with the “Cautionary Note Regarding Forwarding- Looking Statements” section of this Quarterly Report. Such risks and uncertainties could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Executive Changes

O’Donnell Severance Agreement

On March 17, 2024, Kevin O’Donnell resigned as Executive Chairman and Interim Chief Executive Officer of the Company, effective immediately. Mr. O’Donnell’s resignation was not the result of any disagreement regarding any matter relating to the Company’s operations, policies, or practices.

In connection with Mr. O’Donnell’s resignation from these positions, on March 17, 2024, the Company and Kevin O’Donnell entered into a General Release and Severance Agreement (the “O’Donnell Severance Agreement”), effective as of March 17, 2024 (the “O’Donnell Effective Date”). The O’Donnell Severance Agreement terminated the amended and restated employment agreement, by and between the Company and Mr. O’Donnell, effective as of October 21, 2022 (the “O’Donnell Employment Agreement”). Pursuant to the O’Donnell Severance Agreement, as of the O’Donnell Effective Date, the O’Donnell Employment Agreement shall terminate forever, and no party shall have any further obligation or liability thereunder except as related to any obligations that survive employment termination, including but not limited to the obligations set forth under the Employee Confidential Disclosure, Invention Assignment, Non-Competition, Non-Solicitation and Non-Interference Agreement, attached to the O’Donnell Employment Agreement.

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

In connection with Mr. Vassilakos’ appointment as the Executive Chairman and Chief Executive Officer of the Company, on March 17, 2024, the Company and Mr. Vassilakos entered into an Employment Agreement (the “Vassilakos Employment Agreement”), which supersedes and replaces the Employment Agreement dated October 16, 2022, by and between Mr. Vassilakos, the Company and Forever 8. The Vassilakos Employment Agreement provides for an initial term of two years, unless earlier terminated in accordance therein, and automatic renewals for successive one (1) year terms unless either party provides timely written notice otherwise.

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

On March 15, 2024, Forever 8 entered into the Series D Loan and Security Agreement (the “Series D Agreement”), with the lenders party thereto from to time (collectively, the “Lenders”) for an amount of up to $5,000,000.

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

McFadden Severance Agreement and Amendment

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

Recent Financings

At-The-Market Issuance Sales Agreement

On April 25, 2024, the Company entered into an At-The-Market Issuance Sales Agreement (the “ATM Agreement”) with Univest Securities, LLC, as the sales agent (the “Agent”), pursuant to which the Company may offer and sell, from time to time through or to the Agent, as sales agent or principal, shares of common stock having an aggregate offering price of up to $2,000,000.

The Company will pay the Agent a commission of 3% of the aggregate gross sales prices of the shares sold pursuant to the ATM Agreement. The Company will also reimburse the Agent for fees and disbursements of counsel to the Agent in an amount not to exceed $37,000 in connection with the signing of the ATM Agreement.

The Company intends to use the net proceeds from the sale of shares under the ATM Agreement for working capital and general corporate purposes.

As of the date of this filing, a total of 866,856 shares have been sold under the Agreement.

February 2024 Private Placement

On February 26, 2024, the “Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”), pursuant to which the Company sold to the Investors an aggregate of 865,856 shares (the “Shares”) of the Company’s common stock at a purchase price of $0.82 per Share (the “Private Placement”). The Company received aggregate gross proceeds from the Private Placement of approximately $0.71 million. The Shares are being offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(a)(2) and Regulation D promulgated thereunder for transactions not involving a public offering.

Series A Financing

On May 30, 2023, the Company’s wholly owned subsidiary, Forever 8 (the “Borrower”), entered into a Loan and Security Agreement (the “Agreement”) with several individuals, financial institutions and entities (collectively, the “Lenders”). Under the terms of the Agreement, each Lender will severally (and not jointly) make available to Borrower, in an amount not to exceed its respective Commitment, a Loan Advance amount to be determined by the Lender (as such amount may be increased, the “Aggregate Commitment”) in the aggregate, of which (x) a certain amount will be deposited into an account of the Borrower in accordance with its written instructions (the “Initial Loan Advance”) and (y) the remaining balance of the Aggregate Commitment after deducting the Initial Loan Advance shall be deposited into the Escrow Account (the “Escrow Funds”). The Borrower may, at any time, request an advance for all or a portion of the Escrow Funds (each such advance, a “Subsequent Draw”).

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

Series B Financing

On October 6, 2023, the Borrower, entered into a Series B Loan and Security Agreement (the “Series B Agreement”) with an individual (the “Lender”). Under the terms of the Series B Agreement, the Lender will make available to Borrower, in an amount not to exceed its respective Commitment, a Loan Advance amount to be determined by the Lender (as such amount may be increased, the “Aggregate Commitment”) in the aggregate, of which (x) a certain amount will be deposited into an account of the Borrower in accordance with its written instructions (the “Initial Loan Advance”) and (y) the remaining balance of the Aggregate Commitment after deducting the Initial Loan Advance shall be deposited into the Escrow Account (the “Escrow Funds”). The Borrower may, at any time, request an advance for all or a portion of the Escrow Funds (each such advance, a “Subsequent Draw”).

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

Series C Financing

On October 19, 2023, the Borrower, entered into a Series C Loan and Security Agreement (the “Series C Agreement”) with an individual (the “Lender”). Under the terms of the Series C Agreement, the Lender will make available to Borrower, in an amount not to exceed its respective Commitment, a Loan Advance amount to be determined by the Lender (as such amount may be increased, the “Aggregate Commitment”) in the aggregate, of which (x) a certain amount will be deposited into an account of the Borrower in accordance with its written instructions (the “Initial Loan Advance”) and (y) the remaining balance of the Aggregate Commitment after deducting the Initial Loan Advance shall be deposited into the Escrow Account (the “Escrow Funds”). The Borrower may, at any time, request an advance for all or a portion of the Escrow Funds (each such advance, a “Subsequent Draw”).

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

Series D Financing

On March 15, 2024, Forever 8 entered into the Series D Loan and Security Agreement (the “Series D Agreement”), with the lenders party thereto from to time (collectively, the “Lenders”) for an amount of up to $5,000,000.

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

Nasdaq Deficiency Notice

On September 29, 2023, the Company received a written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with the minimum bid price requirement of $1.00 per share set forth in the Nasdaq Listing Rules (the “Minimum Bid Price Rule”) based on the closing bid price of the Company’s listed securities for the 31 consecutive business days from August 16, 2023 to September 28, 2023. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until March 27, 2024, to regain compliance with the Minimum Bid Price Rule. On March 28, 2024, the Company received a staff determination letter (the “Staff Determination Letter”) from Nasdaq informing the Company that the Company had not regained compliance with the Minimum Bid Price Rule. The Staff Determination Letter noted that unless the Company requested an appeal of the staff’s determination, the Company’s securities would be scheduled for delisting from The Nasdaq Capital Market.

On April 9, 2024, the Company received a second staff determination letter (the “Additional Staff Determination Letter”) from Nasdaq indicating that the Company was also not in compliance with a requirement of the rules for continued listing on Nasdaq that the Company maintain a minimum of $2,500,000 in stockholders’ equity (the “Minimum Equity Rule”).

The Company has requested and been granted a hearing to appeal the staff’s determination (the “Hearing”). The Hearing has been scheduled for May 28, 2024 and Nasdaq will consider the matter of noncompliance with the Minimum Equity Rule, in addition to that of the Minimum Bid Price Rule, at such Hearing. The appeal stays the delisting of the Company’s securities, which will continue to be listed on the Nasdaq Capital Market pending the appeal.

Neither the Staff Determination Letter nor the Additional Staff Determination Letter has any current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market. The Company intends to resolve the deficiencies mentioned above and regain compliance with the Nasdaq Listing Rules; however, there is no guarantee that the Company will be able to do so. Ultimately, if the Company is not able to resolve the deficiencies and regain compliance with the Nasdaq Listing Rules, the Company’s common stock may be delisted from Nasdaq.

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

Key Components of our Results of Operations

Revenues

We generate the majority of our revenues from inventory financing through our wholly owned subsidiary, Forever 8. In addition, we will generate revenues from the sale of corrugated custom packaging to a wide array of customers.

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

Restructuring and Severance Expenses

Restructuring and severance expenses consist of costs associated with organizational changes, including employee severance payments, benefits continuation, contract terminations, asset impairments, and other expenses related to restructuring initiatives.

Interest Expense and Income, Net

Interest expense includes the cost of our borrowings under our debt arrangements. Interest income includes the interest earned under our notes receivable.

Gain on Forgiveness of Interest

Gain on forgiveness of interest includes the gain recognized related to the forgiveness of accrued interest by the Sellers of Forever 8.

Gain on Forgiveness of Earnout

Gain on forgiveness of earnout includes the gain recognized related to the forfeiture of the earnout rights by the Sellers of Forever 8.

Other Income

Other income includes the interest income received the Wattum Note.

Results of Operations

Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023

The following table sets forth information comparing the components of net (loss) income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Period over Period Change
	2024	2023	$	%

Revenues, net	$9,619,820	$15,889,715	$(6,269,895)	-39.46%
Cost of revenues	7,734,058	14,070,623	(6,336,565)	-45.03%
Gross profit	1,885,762	1,819,092	66,670	3.67%

Operating expenses:
Selling, general and administrative	3,461,959	5,349,431	(1,887,472)	-35.28%
Restructuring and severance	1,414,838	-	1,414,838	100.00%
Operating (loss)	(2,991,035)	(3,530,339)	(539,304)	-15.28%

Other (expense) income:
Interest income (expense)	(1,198,771)	(2,813,227)	4,621,352	-164.27%
Gain on forgiveness of interest	3,006,896	-	3,006,896	100.00%
Loss on issuance of warrants	-	(43,541,211)	(43,541,211)	-100.00%
Gain on forgiveness of earnout	6,100,000	-	6,100,000	100.00%
Other income	30,769	33,637	(2,868)	-8.53%
Total other income (expense), net	7,938,894	(46,320,801)	54,259,695	-117.14%
Income (loss) before income taxes	4,947,859	(49,851,140)	54,798,999	-109.93%
Income tax expense (benefit)	-	-	-	0.00%
Net income (loss)	$4,947,859	$(49,851,140)	$54,798,999	$-109.93%

Revenue

For the three months ended March 31, 2024, revenues decreased by $6,269,895 or 39.46%, as compared to the three months ended March 31, 2023. The decrease was largely attributable to the decreased sale of goods from revenue derived from the inventory management solutions business due to the Company’s utilization of capital to repay its outstanding convertible notes payable.

Cost of Revenues

For the three months ended March 31, 2024, cost of revenues decreased by $6,336,565 or 45.03%, as compared to the three months ended March 31, 2023. The decrease was largely attributable to the decrease in total revenues for our inventory management solutions business.

Gross Profit

For the three months ended March 31, 2024, gross profit increased by $66,670 or 3.67%, as compared to the three months ended March 31, 2023. The increase was largely attributable to a decrease in lower margin sales in the inventory management solutions business.

Operating Expenses

Selling, general and administrative expenses were $3,461,959 and $5,349,431 for the three months ended March 31, 2024 and 2023, respectively, representing a decrease of $1,887,472, or 35.28%. The decrease was largely attributable to the decrease in professional fees, payroll costs, insurance expense, and rent expense.

Restructuring and severance were $1,414,838 and $0 for the three months ended March 31, 2024 and 2023, respectively, representing a increase of $1,414,838, or 100.00%. The increase was largely attributable to the payroll costs associated with the accrual of severance payments owed to past officers.

Interest Expense

Interest expense was $1,198,771, for the three months ended March 31, 2024, versus $2,813,227 for the three months ended March 31, 2023. The decrease in interest expense was largely attributable to the reduced borrowings under the convertible notes payable.

Gain on forgiveness of interest

Gain on forgiveness of interest was $3,006,896, for the three months ended March 31, 2024, versus $0 for the three months ended March 31, 2023. The increase in gain on forgiveness of interest was attributable to forgiveness of accrued interest by the Sellers of Forever 8.

Gain on forgiveness of earnout

Gain on forgiveness of earnout was $6,100,000 for the three months ended March 31, 2024 versus $0 for the three months ended March 31, 2023. The increase in change in fair value of earnout was related to the forfeiture of the earnout shares by the sellers of Forever 8.

Income tax expense

Income tax expense was $0 for the three months ended March 31, 2024 and 2023, respectively.

Net loss

Net income (loss) was $4,947,859 for the three months ended March 31, 2024, versus ($49,851,140) for the three months ended March 31, 2023. The increase in net income was largely attributable the Company’s other income in the amount of $7,938,894.

Liquidity and Capital Resources

As reflected in the accompany financial statements for the three months ended March 31, 2024, the Company had net income of $4.9 million and as of March 31, 2024, had stockholders’ equity of $3.5 million and approximately $0.8 million in cash and cash equivalents as compared to $5.2 million at December 31, 2023. The Company expects that its current cash and cash equivalents are not sufficient to support its projected operating requirements for at least the next 12 months from this date. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

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

Cash Flows

Since inception, Eightco and its subsidiaries have primarily used its available cash to fund its operations. The following table sets forth a summary of cash flows for the periods presented:

	For the Three Months Ended March 31,
	2024	2023
Cash (used in) provided by:
Operating Activities	$(723,292)	$(4,937,282)
Investing Activities	-	67,202
Financing Activities	(3,715,767)	2,383,909
Net increase (decrease) in cash and restricted cash	$(4,439,059)	$(2,486,171)

Cash Flows for the Three Months Ended March 31, 2024 and 2023

Operating Activities

Net cash (used in) operating activities was ($723,376) during the three months ended March 31, 2024, which consisted primarily of net income of $4,947,859, depreciation and amortization of $605,796, amortization of debt issuance costs of $587,750 and changes in assets and liabilities of ($798,719) offset largely by a gain on forgiveness of interest of $3,006,896 and a gain on forgiveness of earnout of $6,100,000.

Net cash (used in) operating activities was ($4,937,282) during the three months ended March 31, 2023, which consisted primarily of a net loss of $49,851,140 offset largely by amortization of debt issuance costs of $2,043,458 and loss on issuance of warrants of $43,541,211 and changes in assets and liabilities of ($1,911,411).

Investing Activities

Net cash provided by investing activities was $0 during the three months ended March 31, 2024 compared to $67,202 for the three months ended March 31, 2023. The decrease in net cash provided by investing activities is largely attributable to no purchases or sales of long-lived assets.

Financing Activities

Net cash provided by (used in) financing activities was ($3,715,767) during the three months ended March 31, 2024 compared to $2,383,909 for the three months ended March 31, 2023. This decrease was largely attributable to proceeds the repayment of convertible notes payable in the amount of $4,915,000 offset by net borrowings under lines of credit of $575,000 and net proceeds from investors of $710,000.

Eightco has required funding from the Former Parent to launch operations. Ferguson Containers has historically had positive cash flows from operations. Since inception, Ferguson Container’s operations have been funded principally through its operations.

The Company did not have any off-balance sheet arrangements as of March 31, 2024.

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

As of December 31, 2023, management identified the following material weakness in our internal control over financial reporting: the Company was unable to provide a timely financial reporting package in connection with the year end audit. This was primarily the result of the Company’s limited accounting personnel. This also limits the extent to which the Company can segregate incompatible duties and has a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected. There is a risk under the current circumstances that intentional or unintentional errors could occur and not be detected.

Management has concluded that the material weakness described above currently exists as of March 31, 2024. The Company plans to engage with outside consultants to strengthen its capabilities and help the Company in the design and assessment of its internal controls over financial reporting to further reduce and remediate existing control deficiencies during 2024 and 2025.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2024, there were no changes in our internal control over financial reporting that materially affected our internal control over financial reporting as of March 31, 2024.

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

ITEM 1A. RISK FACTORS

Our business and common stock are subject to a number of risks and uncertainties. The discussion of such risks and uncertainties may be found under “Risk Factors” in the Company’s annual report on Form 10-K filed with the SEC on April 2, 2024. There have been no material changes to these risks during the three months ended March 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

On February 22, 2024, the Company issued 128,894 shares of common stock value at $79,914 to satisfy outstanding fees for services performed due to the consultant.

On March 19, 2024, the Company issued 300,000 shares of common stock valued at $171,000 to a consultant for services performed related to investor relations.

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

On March 28, 2024, the Company issued 73,171 shares of common stock valued at $60,000 to certain holders of the Series D Loan and Security Agreement.

On April 9, 2024, the Company issued a total of 125,000 shares of common stock valued at $86,000 to two consultants.

The issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(b) Exhibits

The following documents are filed as exhibits hereto:

Exhibit No.	Description

10.1	Loan and Security Agreement and Promissory Note between Forever 8 Fund, LLC and Kevin O’Donnell (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Current Report on Form 8-K dated August 22, 2023)

10.2	Loan and Security Agreement and Promissory Note between Forever 8 Fund, LLC and Joseph Johnston (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Current Report on Form 8-K dated August 22, 2023)

10.3	Loan and Security Agreement and Promissory Note between Forever 8 Fund, LLC and Todd Kuimjian (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Current Report on Form 8-K dated August 25, 2023)

10.4	Prepayment and Redemption Agreement, dated as of October 23, 2023, by and between Eightco Holdings Inc. and the investor signatory thereto (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Current Report on Form 8-K dated October 24, 2023)

10.5	Loan and Security Agreement Series B (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Current Report on Form 8-K dated October 24, 2023)

10.6	Lender Joinder Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Current Report on Form 8-K dated October 24, 2023)

10.7	Loan and Security Agreement Series C (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Current Report on Form 8-K dated October 24, 2023)

10.8	Form of Securities Purchase Agreement, dated as of February 26, 2024, by and between Eightco Holdings Inc. and the investors named therein (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)

10.9+	General Release and Severance Agreement, dated as of February 26, 2024, by and between Eightco Holdings Inc. and Brian McFadden (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)

10.10+	General Release and Severance Agreement, dated as of February 26, 2024, by and between Eightco Holdings Inc. and Brett Vroman (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)

10.11+	Consulting Agreement, dated as of February 22, 2024, by and between Eightco Holdings Inc. and CXO Lite, LLC (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)

10.12	Series D Loan and Guaranty Agreement, dated as of March 15, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Current Report on Form 8-K dated March 18, 2024)

10.13	Subordination Agreement, dated as of March 15, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.14	Intercreditor Agreement, dated as of March 15, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.15	Seller Notes Amendment, dated as of March 17, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.16+	First Amendment to the General Release and Severance Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Brian McFadden (previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.17+	General Release and Severance Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Kevin O’Donnell (previously filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.18+	Employment Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.19+	Indemnification Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.20	Form of Non-Qualified Stock Option Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.21	At the Market Issuance Sales Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Current Report on Form 8-K dated April 25, 2024)

10.22	Amendment to Membership Interest Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Current Report on Form 8-K dated May 7, 2024)

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback policy (previously filed with the Securities and Exchange Commission as Exhibit 97.1 to the Annual Report on Form 10-K dated April 2, 2024)

101.INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101),

*	Filed herewith.
**	Furnished herewith.
+	Management contrac t and/or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2024

EIGHTCO HOLDINGS INC.

By:	/s/ Paul Vassilakos
Name:	Paul Vassilakos
Title:	Chief Executive Officer

EIGHTCO HOLDINGS INC.

By:	/s/ Brett Vroman
Name:	Brett Vroman
Title:	Chief Financial Officer

