Form 10-K/A
period 2023-12-31
Eightco Holdings Inc.
filed 2024-06-06
CIK 1892492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of June 6, 2024, there were 8,752,487 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 2 (this “Amendment”) on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as amended, of Eightco Holdings Inc., filed with the Securities and Exchange Commission on April 2, 2024 (the “Amended 10-K”) to modify certain disclosures in the following sections of the Amended 10-K:

Part I

Item 1. Business

Part II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8. Financial Statements and Supplementary Data

Additionally, the Company is filing new certifications required by the Sarbanes-Oxley Act of 2002.

Other than as set forth above, this Amendment does not reflect events occurring after the filing of the Amended 10-K, and no other information in the Amended 10-K is amended hereby. Other events or circumstances occurring after the date of the Amended 10-K or other disclosures necessary to reflect subsequent events have not been updated subsequent to the date of the Amended 10-K. Accordingly, this Amendment should be read in conjunction with the Amended 10-K and our filings with the SEC subsequent thereto.

EIGHTCO HOLDINGS INC.

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

Forever 8

On October 1, 2022, the Company completed the acquisition of Forever 8, an e-commerce fintech company. Forever 8 provides funding solutions for e-commerce businesses which sell on Amazon, Shopify and other leading online platforms. Forever 8 uses proprietary technology to review product sales data and determine funding potential for online retail entrepreneurs around the world. Forever 8’s process is automated and does not require a personal guarantee, credit check or traditional lending requirements. Forever 8’s unique approach directly purchases inventory on its customers’ behalf, applies a mark-up and collects the revenue as the products are sold. The Company assumes the role of supplier and acts as a principal in these transactions, and therefore recognizes revenue on a gross basis. At the time of entering into an agreement with the customer, Forever 8 takes title and assumes control of the inventory when it is purchased from its customers or directly from suppliers. This includes the responsibility for managing the inventory. Forever 8 has full discretion over the pricing of the inventory sold to its customers, established at the time of signing the agreement. Forever 8 also retains the right to liquidate inventory, exercising pricing discretion, particularly if certain sales thresholds are not met, which could result in selling below cost. Forever 8 is not entitled to incremental fees from vendor customers for unsold inventory but its pricing model includes variable pricing based on aged inventory. The primary source of revenue is from the sale of inventory to its customers at a markup. Under the terms of the agreement, Forever 8 does not have an option to put or sell unsold inventory back to vendor customers.

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

In the fiscal years ended December 31, 2023 and 2022, the Company’s Web3 business did not recognize any revenue. In the fiscal years ended December 31, 2023 and 2022, the Company’s Web3 business incurred losses of $1,759 and $842,197, respectively.

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

In the fiscal years ended December 31, 2023 and 2022, CW Machines, LLC had revenues of $0 and $9,590,100, respectively, and a net loss of $50 and $382,957, respectively. The net loss was due to consulting fees incurred related to the business.

In the fiscal years ended December 31, 2023 and 2022, the Company’s incurred other BTC Mining business expenses of $964,111 and $2,115,026, respectively. The costs included rent, utilities, security guard expenses and impairments.

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

Human Capital Resources

As of June 5, 2024, the companies that comprise Eightco had 22 employees that perform various administrative, finance and accounting, technology, and corporate management functions. Of the 22 employees, 15 employees were employed by Ferguson Containers and 7 were employed by Forever 8. None of our employees are represented by a union in collective bargaining with us. We consider relations with our employees to be good.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report. This discussion and analysis contain forward-looking statements that are based upon current expectations and involve risks, assumptions and uncertainties. These statements relate to future events including, without limitation, our ability to raise capital, our operational and strategic initiatives or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on forward-looking statements.

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

The Company has appealed the Staff’s determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series, and is awaiting the decision of the Panel. The hearing has stayed the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision.

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

The Company classifies a warrant to purchase shares of its common stock as equity on its consolidated balance sheets as this warrant is a free-standing financial instrument that is indexed to the Company’s own stock and meets the criteria for equity classification. Each warrant is initially recorded within equity at the date of grant, net of issuance costs, and is not subsequently re-measured. Changes in the fair value of the warrant are not recognized after the initial measurement. The warrants will remain classified in equity until they are exercised or expire.

Key Components of our Results of Operations

Revenues

We generate the majority of our revenues from inventory financing through our wholly owned subsidiary, Forever 8 Fund, LLC. In addition, we will generate revenues from the sale of corrugated custom packaging to a wide array of customers. In 2022, the Company generated revenues from the sale of Bitcoin mining equipment offered through CW Machines, LLC. The Company no longer anticipates generating any revenues from the sale of Bitcoin mining equipment.

Cost of Revenues

Our cost of revenues includes inventory costs, materials and supplies costs, internal labor costs and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs. In 2022, we incurred costs related to the purchase of Bitcoin mining equipment, which was resold through CW Machines, LLC. The Company no longer anticipates purchasing Bitcoin mining equipment for resale.

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

Revenue

For the year ended December 31, 2023, revenues increased by $43,476,705 or 136.63%, as compared to the year ended December 31, 2022. The increase was primarily the result of increased sales through the inventory management solutions business which resulted in revenues of $67,568,353 for the year ended December 31, 2023 versus $23,785,070 for the year ended December 31, 2022. In addition, the Company had revenues of $0 and $9,590,100 for the years ended December 31, 2023 and 2022, respectively, related to its BTC Mining Equipment Business. The Company no longer expects to generate revenues related to CW Machines.

Cost of Revenues

For the year ended December 31, 2023, cost of revenues increased by $37,178,154 or 125.49%, as compared to the year ended December 31, 2022. The increase was largely attributable to the increase in total revenues, increased costs of materials and production, as well as costs associated with the delivery and sale of goods related to the inventory management solutions business. In addition, the Company had cost of revenues of $0 and $9,390,096 for the years ended December 31, 2023 and 2022, respectively, related to its BTC Mining Equipment Business. The Company no longer expects to generate revenues related to CW Machines.

Gross Profit

For the year ended December 31, 2023, gross profit increased by $6,298,551, or 287.09%, as compared to the year ended December 31, 2022. The increase was largely attributable to the increase in sales through the Forever 8 Fund. In addition, the Company had gross profit of $0 and $200,004 for the years ended December 31, 2023 and 2022, respectively, related to its BTC Mining Equipment Business. The Company no longer expects to generate revenues related to CW Machines.

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

Blue Bell, Pennsylvania

April 1, 2024

EIGHTCO HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$5,247,836	$5,580,431
Restricted cash	-	1,000,000
Accounts receivable, net	1,873,950	1,263,552
Inventories	6,079,907	4,502,003
Prepaid expenses and other current assets	807,908	1,736,145
Total current assets	14,009,601	14,082,131
Property and equipment, net	744,559	1,321,042
Right of use assets – operating leases	-	68,600
Intangible assets, net	16,108,443	18,579,986
Goodwill	22,324,588	22,324,588
Loan held-for-investment	2,224,252	2,224,252
Total assets	$55,411,443	$58,600,599

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,135,596	$2,174,034
Accounts payable – related parties	381,828	-
Accrued expenses and other current liabilities	747,775	2,624,518
Accrued expenses and other current liabilities – related parties	6,438,900	-
Current portion of operating lease liabilities	-	43,950
Current portion of convertible notes payable, net of debt discount of $277,750	4,637,250	-
Convertible notes payable – related parties,	11,500,000	-
Line of credit	3,200,000	-
Line of credit – related parties	3,425,000	1,850,000
Due to Former Parent	6,977,193	7,226,700
Total current liabilities	39,443,542	13,919,202

Convertible notes payable, net of debt discount of $0 and $1,831,828, respectively	-	7,911,505
Convertible notes payable – related parties, net of debt discount of $1,750,000 and $2,750,000, respectively	14,133,700	24,750,000
Operating lease liabilities, net of current portion	-	26,564
Deferred tax liabilities	82,104	82,104
Contingent consideration	6,100,000	6,100,000
Total liabilities	$59,759,346	$52,789,375

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized and 0 and 0 shares outstanding at December 31, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized and 4,706,419 and 633,365 shares outstanding at December 31, 2023 and December 31, 2022, respectively	$4,706	$633
Additional paid-in capital	108,617,178	50,617,631
Accumulated deficit	(113,278,588)	(44,958,199)
Foreign currency translation	723,303	467,668
Total stockholders’ (deficit) attributable to Eightco Holdings Inc.	(3,933,401)	6,127,733
Non-controlling interest	(414,502)	(316,509)
Total stockholders’ equity (deficit)	(4,347,903)	5,811,224
Total liabilities and stockholders’ equity (deficit)	$55,411,443	$58,600,599

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

Warrants. The Company classifies a warrant to purchase shares of its common stock as equity on its consolidated balance sheets as this warrant is a free-standing financial instrument that is indexed to the Company’s own stock and meets the criteria for equity classification. Each warrant is initially recorded within equity at the date of grant, net of issuance costs, and is not subsequently re-measured. Changes in the fair value of the warrant are not recognized after the initial measurement. The warrants will remain classified in equity until they are exercised or expire.

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

The Company believes that this combination will further strengthen its future growth opportunities. The Company accounted for this acquisition as a business combination under the acquisition method of accounting. Paul Vassilakos, the Company’s Chief Executive Officer, will remain as President of Forever 8 and is the Sellers representative and has the ability to make certain unilateral decisions on behalf of the Sellers.

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

The Company classified the Initial Base Preferred Units as equity. The preferred units are convertible into common stock at a fixed ratio of 1:1 with no adjustments for changes in fair market value and no option for cash settlement. These factors, including the fixed-for-fixed conversion feature and settlement solely in shares, justify the classification of the $7.3 million ascribed to the Initial Base Preferred Units as additional paid-in capital. Non-voting preferred membership units of 215,000 remain outstanding as of December 31, 2023.

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

3.1	Certificate of Incorporation (previously filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

3.2	Bylaws (previously filed with the Securities and Exchange Commission as Exhibit 3.2 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

3.3	Certificate of Designation of the Series A Preferred Stock of the Company, dated January 19, 2023 (previously filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 20, 2023)

3.4	Certificate of Amendment to the Certificate of Incorporation of Eightco Holdings Inc. (previously filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 16, 2023)

3.5	Certificate of Amendment to the Certificate of Incorporation of Eightco Holdings, Inc. (previously filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated April 4, 2023)

4.1	Description of Securities (previously filed with the Securities and Exchange Commission as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed April 3, 2024)

4.2	Form of Senior Indenture (previously filed with the Securities and Exchange Commission as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed February 5, 2024)

4.3	Form of Subordinated Indenture (previously filed with the Securities and Exchange Commission as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed February 5, 2024)

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

10.60	Loan and Security Agreement and Promissory Note between Forever 8 Fund, LLC and Todd Kuimjian (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 25, 2023)

10.61	Loan and Security Agreement and Promissory Note between Forever 8 Fund, LLC and Joseph Johnston (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 22, 2023)

10.62	Loan and Security Agreement and Promissory Note between Forever 8 Fund, LLC and Kevin O’Donnell (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 22, 2023)

10.63	Subordination Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 5, 2023)

10.64	Form of Securities Purchase Agreement, dated as of February 26, 2024, by and between Eightco Holdings Inc. and the investors named therein (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)

10.65+	General Release and Severance Agreement, dated as of February 26, 2024, by and between Eightco Holdings Inc. and Brian McFadden (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)

10.66+	General Release and Severance Agreement, dated as of February 26, 2024, by and between Eightco Holdings Inc. and Brett Vroman (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)

10.67+	Consulting Agreement, dated as of February 22, 2024, by and between Eightco Holdings Inc. and CXO Lite, LLC (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)

10.68	Series D Loan and Guaranty Agreement, dated as of March 15, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.69	Subordination Agreement, dated as of March 15, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.70	Intercreditor Agreement, dated as of March 15, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.71	Seller Notes Amendment, dated as of March 17, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.72+	First Amendment to the General Release and Severance Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Brian McFadden (previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.73+	General Release and Severance Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Kevin O’Donnell (previously filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.74+	Employment Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.75+	Indemnification Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.76	Form of Non-Qualified Stock Option Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.77	At the Market Issuance Sales Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Current Report on Form 8-K dated April 25, 2024)

10.78	Amendment to Membership Interest Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Current Report on Form 8-K dated May 7, 2024)

21.1	Subsidiaries of the Registrant (previously filed with the Securities and Exchange Commission as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed April 17, 2023)

23.1***	Consent of Morison Cogen LLP

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1***	Clawback Policy

101.INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
***	Previously filed.
+	Management contract or compensatory plan or arrangement.
#	Schedules and/or exhibits have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. We agree to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 6, 2024

EIGHTCO HOLDINGS, INC.

By:	/s/ Paul Vassilakos
Paul Vassilakos
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul Vassilakos	Chief Executive Officer and Executive Chairman	June 6, 2024
Paul Vassilakos	(principal executive officer)

/s/ Brett Vroman	Chief Financial Officer	June 6, 2024
Brett Vroman	(principal financial and principal accounting officer)

/s/ Kevin O’Donnell	Director	June 6, 2024
Kevin O’Donnell

/s/ Frank Jennings	Director	June 6, 2024
Frank Jennings

/s/ Louis Foreman	Director	June 6, 2024
Louis Foreman

/s/ Mary Ann Halford	Director	June 6, 2024
Mary Ann Halford

