Form 10-Q/A
period 2024-03-31
Eightco Holdings Inc.
filed 2024-08-14
CIK 1892492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 of Eightco Holdings Inc., filed with the Securities and Exchange Commission on May 15, 2024 (the “Original 10-Q”). In connection with the Company’s review of its unaudited financial statements for the quarter ended June 30, 2024, the Company identified an error in the accounting treatment of the forgiveness of accrued interest on convertible promissory notes issued to certain sellers in connection with the previously disclosed Membership Interest Purchase Agreement dated September 14, 2022 with Forever 8 Fund LLC. The forgiveness of accrued interest, amounting to an aggregate of $3,006,896, was previously recognized as other income in the Company’s unaudited consolidated statement of operations for the quarter ended March 31, 2024. As a result, the Company has restated its financial statements to correct the classification of this transaction as follows:

●	The $3,006,896 previously recognized as other income has been reclassified as an adjustment to Additional Paid-In Capital in the equity section of the balance sheet, reflecting the capital nature of the transaction.
●	The reclassification reduced the previously reported net income for the quarter ended March 31, 2024 by $3,006,896.
●	Correspondingly, total stockholders’ equity was unaffected by the reclassification, as the adjustment was made within the equity section of the balance sheet.

Accordingly, the Company is filing this Amendment to modify disclosures in the following sections of the Original 10-Q:

Part I

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Additionally, the Company is filing new certifications required by the Sarbanes-Oxley Act of 2002.

Other than as set forth above, this Amendment does not reflect events occurring after the filing of the Original 10-Q, and no other information in the Original 10-Q is amended hereby. Other events or circumstances occurring after the date of the Original 10-Q or other disclosures necessary to reflect subsequent events have not been updated subsequent to the date of the Original 10-Q. Accordingly, this Amendment should be read in conjunction with the Original 10-Q and our filings with the SEC subsequent thereto.

PART I - FINANCIAL INFORMATION

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$808,777	$5,247,836
Accounts receivable, net	2,553,645	1,873,950
Inventories	5,066,987	6,079,907
Prepaid expenses and other current assets	1,011,500	807,908
Total current assets	9,440,909	14,009,601
Property and equipment, net	694,980	744,559
Intangible assets, net	15,552,142	16,108,443
Goodwill	22,324,588	22,324,588
Loan held-for-investment	2,224,252	2,224,252
Total assets	50,236,871	$55,411,443

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,766,092	$2,135,596
Accounts payable – related parties	195,446	381,828
Accrued expenses and other current liabilities	1,653,310	1,797,775
Accrued expenses and other current liabilities – related parties	3,227,988	5,388,900
Current portion of convertible notes payable, net of debt discount of $0 and $277,750, respectively	-	4,637,250
Convertible notes payable – related parties,	11,500,000	11,500,000
Line of credit	3,700,000	3,200,000
Line of credit – related parties	3,500,000	3,425,000
Due to Former Parent	6,977,193	6,977,193
Total current liabilities	32,520,029	39,443,542

Convertible notes payable – related parties, net of debt discount of $1,500,000 and $1,750,000, respectively	14,198,734	14,133,700
Deferred tax liabilities	82,104	82,104
Contingent consideration	-	6,100,000
Total liabilities	$46,800,867	$59,759,346

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized and 0 and 0 shares outstanding at March 31, 2024 and December 31, 2023, respectively	$-	$-
Common stock, $0.001 par value, 500,000,000 shares authorized and 8,537,310 and 4,706,419 shares outstanding at March 31, 2024 and December 31, 2023, respectively	8,537	4,706
Additional paid-in capital	114,633,768	108,617,178
Accumulated deficit	(111,337,613)	(113,278,588)
Foreign currency translation	545,826	723,303
Total stockholders’ equity (deficit) attributable to Eightco Holdings Inc.	3,850,518	(3,933,401)
Non-controlling interest	(414,514)	(414,502)
Total stockholders’ equity (deficit)	3,436,004	(4,347,903)
Total liabilities and stockholders’ equity	$50,236,871	$55,411,443

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Revenues, net	$9,619,820	$15,889,715
Cost of revenues	7,734,058	14,070,623
Gross profit	1,885,762	1,819,092

Operating expenses:
Selling, general and administrative expenses	3,461,959	4,265,745
Restructuring and severance	1,414,838	1,083,686
Total operating expenses	4,876,797	5,349,431
Operating loss	(2,991,035)	(3,530,339)

Non-operating income (expense):
Interest income (expense), net	(1,198,771)	(2,813,227)
Loss on issuance of warrants	-	(43,541,211)
Gain on forgiveness of earnout	6,100,000	-
Other income	30,769	33,637
Total non-operating income (expense)	4,931,998	(46,320,801)

Net income (loss) before income tax expense	1,940,963	(49,851,140)

Income tax expense (benefit)	-	-

Net income (loss)	$1,940,963	$(49,851,140)
Net income (loss) attributable to non-controlling interest	(12)	-
Net income (loss) attributable to Eightco Holdings Inc.	1,940,975	(49,851,140)
Net income (loss) per share:
Net income (loss) per share basic	$0.39	$(40.15)
Net income (loss) per share diluted	$0.28	$(40.15)
Weighted average number of common shares outstanding – basic	4,989,196	1,241,624
Weighted average number of common shares outstanding – diluted	6,845,883	1,241,624

See the accompanying notes to the condensed consolidated financial statements.

4

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Net income (loss)	$1,940,963	$(49,851,140)
Foreign currency translation – unrealized gain (loss)	(177,477)	51,365
Comprehensive income (loss)	$1,763,486	$(49,799,775)

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid in	Non controlling	Retained Earnings (Accumulated)	Accumulated Other
	Shares	Amount	Capital	Interest	Deficit	Income	Total

Balances, January 1, 2023	633,365	$633	$50,617,631	$(316,509)	$(44,958,199)	$467,668	$5,811,224
Issuance of common stock to note holders	774,333	774	7,742,559	-	-	-	7,743,333
Exercise of warrants	366,622	367	14,233	-	-	-	14,600
Share-based compensation	23,250	23	(23)	-	-	-	-
Issuance of warrants	-	-	47,876,820	-	-	-	47,876,820
Foreign currency translation	-	-	-	-	-	51,365	51,365
Net loss for the three months ended March 31, 2023	-	-	-	-	(49,851,140)	-	(49,851,140)
Balances, March 31, 2023	1,797,570	$1,797	$106,251,220	$(316,509)	$(94,809,339)	$519,033	$11,646,202

Balances, January 1, 2024	4,706,419	$4,706	$108,617,178	$(414,502)	$(113,278,588)	$723,303	$(4,347,903)

Issuance of common stock - investors	865,856	866	709,134	-	-	-	710,000
Issuance of common stock - conversions	120,974	121	99,078	-	-	-	99,199
Issuance of common stock – settlement of cash warrants	252,169	252	206,527	-	-	-	206,779
Issuance of common stock to noteholders	1,473,165	1,473	1,206,527	-	-	-	1,208,000
Issuance of common stock to board of directors and former employees	389,833	390	262,526	-	-	-	262,916
Issuance of common stock to consultants	728,894	729	491,964	-	-	-	492,693
Forgiveness of interest – related parties	-	-	3,006,896	-	-	-	3,006,896
Share-based compensation expense	-	-	33,938	-	-	-	33,938
Foreign currency translation	-	-	-	-	-	(177,477)	(177,477)
Net income for the three months ended March 31, 2024	-	-	-	(12)	1,940,975	-	1,940,963
Balances, March 31, 2024	8,537,310	$8,537	$114,633,768	$(414,514)	$(111,337,613)	$545,826	$3,436,004

 See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Cash flows from operating activities:
Net income (loss)	$1,940,963	$(49,851,140)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	605,796	626,077
Amortization of debt issuance costs	587,750	2,043,458
Loss on issuance of warrants	-	43,541,211
Provision for credit losses	-	608,356
Gain on sale	-	5,897
Share-based compensation	33,938	-
Amortization of prepaid share-based compensation	111,000	-
Gain on forgiveness of earnout	(6,100,000)	-
Changes in assets and liabilities:
Accounts receivable	(679,695)	(1,482,070)
Inventories	835,443	(3,323,971)
Prepaid expenses and other current assets	72,408	749,086
Accounts payable	(270,193)	(159,375)
Accrued expenses and other current liabilities	2,139,298	2,305,191

Net cash used in operating activities	(723,292)	(4,937,282)

Cash flows from investing activities:
Purchases of property and equipment	-	(36,307)
Investment in developed technology	-	(77,491)
Proceeds from sale of property and equipment	-	181,000

Net cash provided by investing activities	-	67,202

Cash flows from financing activities:
Net proceeds from issuance of common stock	710,000	14,598
Net borrowings under convertible notes	-	3,150,000
Net borrowings under line of credit	575,000	-
Fees paid for financing costs	-	(664,389)
Repayments under convertible notes payable	(4,915,000)	-
Repayments under convertible notes payable – related parties	(85,767)	(116,300)

Net cash provided by (used in) financing activities	(3,715,767)	2,383,909

Net increase (decrease) in cash and cash equivalents	(4,439,059)	(2,486,171)
Cash and cash equivalents, beginning of the year	5,247,836	5,580,431
Cash and cash equivalents, end of the period	$808,777	$3,094,260

Supplemental disclosure of cash flow information:
Cash paid for interest	$268,500	$444,781
Cash paid for income taxes	$-	$-
Issuance of warrants to noteholders and placement agent	$-	$4,335,611
Issuance of common stock to line of credit holders	$60,000	$-
Issuance of common stock to vendors for future services	$387,000	$-
Issuance of common stock to employees and directors for settlement of liabilities	$262,916	$-
Issuance of common stock to vendors for settlement of liabilities	$105,693	$-
Issuance of common stock to noteholders for settlement of accrued interest	$1,148,000	$-
Issuance of common stock to noteholders for settlement of cash warrant liabilities	$206,779	$-
Forgiveness of interest – related parties	$3,006,896	$-
Original issue discount	$-	$555,000
Convertible shares under notes payable	$99,199	$7,743,333

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the Company’s review of its unaudited financial statements for the quarter ended June 30, 2024, the Company identified an error in the accounting treatment of the forgiveness of accrued interest on convertible promissory notes issued to certain sellers in connection with the previously disclosed Membership Interest Purchase Agreement dated September 14, 2022 with Forever 8 Fund LLC. The forgiveness of accrued interest, amounting to an aggregate of $3,006,896, was previously recognized as other income in the Company’s unaudited consolidated statement of operations for the quarter ended March 31, 2024. As a result, the Company has restated the following to correct the classification of this transaction as follows:

●	The $3,006,896 previously recognized as other income has been reclassified as an adjustment to Additional Paid-In Capital in the equity section of the balance sheet, reflecting the capital nature of the transaction.
●	The reclassification reduced the previously reported net income for the quarter ended March 31, 2024 by $3,006,896.
●	Correspondingly, total stockholders' equity was unaffected by the reclassification, as the adjustment was made within the equity section of the balance sheet.

Restated Financial Information: As a result of the restatement, the affected financial statement line items for the quarter ended March 31, 2024, are as follows:

Line Item	As Previously Reported	As Restated

Gain on forgiveness of interest	$3,006,896	$-
Total non-operating income (expense)	$7,938,894	$4,931,998
Net income (loss) before income tax expense	$4,947,859	$1,940,963
Net income (loss)	$4,947,859	$1,940,963
Net income (loss) attributable to Eightco Holdings Inc.	$4,947,871	$1,940,975
Net income (loss) per share basic	$0.99	$0.39
Net income (loss) per share diluted	$0.72	$0.28
Comprehensive income (loss)	$4,770,382	$1,763,486
Additional paid in capital	$111,626,872	$114,633,768
Accumulated deficit	$(108,330,717)	$(111,337,613)

Prior Year Reclassifications: In the current period, the Company made certain reclassifications to the current period and prior year’s financial statements to conform to the current presentation. These reclassifications had no effect on previously reported net income, cash flows, or shareholders’ equity. The reclassifications are made to better reflect the nature of the items in the financial statements.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $111,337,613 as of March 31, 2024 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubts about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

5. RESTRUCTURING AND SEVERANCE

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

6. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Trade accounts receivable	$2,620,995	$1,941,300
Less: allowance for credit losses	(67,350)	(67,350)
Total accounts receivable	$2,553,645	$1,873,950

7. INVENTORIES

Inventories consist of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Raw materials	$23,400	$22,116
Finished goods	5,643,587	6,657,791
Reserve for obsolescence	(600,000)	(600,000)
Total inventories	$5,066,987	$6,079,907

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Other current assets consist of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Advances for inventory purchases	$397,096	$517,228
Prepaid insurance	97,048	91,075
Deposits	443,119	4,994
Due from customer	-	106,846
Other	74,237	87,765
Total other current assets	$1,011,500	$807,908

9. LOAN HELD-FOR-INVESTMENT, RELATED PARTY

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

10. PROPERTY AND EQUIPMENT, NET

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

11. INTANGIBLE ASSETS, NET

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

12. GOODWILL

The changes in the carrying amount of goodwill for the period from January 1, 2024 through March 31, 2024 consisted of the following:

Balance, January 1, 2024	$22,324,588
Additions and adjustments	-
Balance, March 31, 2024	$22,324,588

13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

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

14. DUE TO AND FROM FORMER PARENT

As of March 31, 2024 and December 31, 2023, the amount due to Vinco consists of net amounts related to management fees and borrowings for working capital and financing needs of Eightco as well as other operating expenses that were paid for on behalf of one to the other. As of March 31, 2024 and December 31, 2023, the net amount due to Former Parent was $6,977,193.

15. LINES OF CREDIT

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

16. LINES OF CREDIT – RELATED PARTIES

Principal due under the lines of credit – related parties was as follows at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Lines of credit 15% - 18%	$3,500,000	$3,425,000

Interest expense under lines of credit – related parties was $169,962 and $69,375 for the three months ended March 31, 2024 and 2023, respectively.

17. CONVERTIBLE NOTES PAYABLE

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

(Unaudited)

17. CONVERTIBLE NOTES PAYABLE (continued)

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

(Unaudited)

17. CONVERTIBLE NOTES PAYABLE (continued)

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

(Unaudited)

17. CONVERTIBLE NOTES PAYABLE (continued)

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

(Unaudited)

17. CONVERTIBLE NOTE PAYABLE (continued)

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

(Unaudited)

17. CONVERTIBLE NOTE PAYABLE (continued)

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

18. CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

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

Interest expense under convertible notes payable – related parties was $1,071,511 and $937,000, of which $250,000 and $250,000 was related to amortization of the debt discount, for the three months ended March 31, 2024 and 2023, respectively. The Company recognized a capital contribution in additional paid in capital of $3,006,896 related to the forgiveness of accrued interest for the three months ended March 31, 2024.

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

19. INCOME TAXES

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

20. STOCKHOLDERS’ EQUITY

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

21. COMMITMENTS AND CONTINGENCIES

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

22. SEGMENTING REPORTING

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

23. SUBSEQUENT EVENTS

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

Results of Operations

Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023

The following table sets forth information comparing the components of net (loss) income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Period over Period Change
	2024	2023	$	%

Revenues, net	$9,619,820	$15,889,715	$(6,269,895)	-39.46%
Cost of revenues	7,734,058	14,070,623	(6,336,565)	-45.03%
Gross profit	1,885,762	1,819,092	66,670	3.67%

Operating expenses:
Selling, general and administrative	3,461,959	4,265,745	(803,786)	-18.84%
Restructuring and severance	1,414,838	1,083,686	331,152	30.56%
Operating (loss)	(2,991,035)	(3,530,339)	(539,304)	-15.28%

Other (expense) income:
Interest income (expense)	(1,198,771)	(2,813,227)	4,621,352	-164.27%
Loss on issuance of warrants	-	(43,541,211)	(43,541,211)	-100.00%
Gain on forgiveness of earnout	6,100,000	-	6,100,000	100.00%
Other income	30,769	33,637	(2,868)	-8.53%
Total other income (expense), net	4,931,998	(46,320,801)	51,252,799	-110.65%
Income (loss) before income taxes	1,940,963	(49,851,140)	51,792,103	-103.89%
Income tax expense (benefit)	-	-	-	0.00%
Net income (loss)	$1,940,963	$(49,851,140)	$51,792,103	$-103.89%

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

Operating Expenses

Selling, general and administrative expenses were $3,461,959 and $4,265,745 for the three months ended March 31, 2024 and 2023, respectively, representing a decrease of $803,786, or 18.84%. The decrease was largely attributable to the decrease in professional fees, payroll costs, insurance expense, and rent expense.

Restructuring and severance were $1,414,838 and $1,083,686 for the three months ended March 31, 2024 and 2023, respectively, representing a increase of $331,152, or 30.56%. The increase was largely attributable to the payroll costs associated with the accrual of severance payments owed to past officers.

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

Net loss

Net income (loss) was $1,940,963 for the three months ended March 31, 2024, versus ($49,851,140) for the three months ended March 31, 2023. The increase in net income was largely attributable the Company’s other income in the amount of $4,931,998.

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

Cash Flows for the Three Months Ended March 31, 2024 and 2023

Operating Activities

Net cash (used in) operating activities was ($723,376) during the three months ended March 31, 2024, which consisted primarily of net income of $1,940,963, depreciation and amortization of $605,796, amortization of debt issuance costs of $587,750 and changes in assets and liabilities of ($798,719) offset largely by a gain on forgiveness of earnout of $6,100,000.

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

For information on the Company’s significant accounting policies please refer to Note 3 to the Company’s Financial Statements included in this Quarterly Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2024

EIGHTCO HOLDINGS INC.

By:	/s/ Paul Vassilakos
Name:	Paul Vassilakos
Title:	Chief Executive Officer

EIGHTCO HOLDINGS INC.

By:	/s/ Brett Vroman
Name:	Brett Vroman
Title:	Chief Financial Officer

