Form 10-Q
period 2024-06-30
Eightco Holdings Inc.
filed 2024-08-14
CIK 1892492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-41033

EIGHTCO HOLDINGS INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-2755739
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

101 Larry Holmes Drive, Suite 313
Easton, Pennsylvania	18042
(Address of Principal Executive Offices)	(Zip Code)

(888) 765-8933

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	OCTO	The Nasdaq Stock Market LLC

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

☐ Yes ☒ No

As of August 14, 2024, there were 8,901,506 (without giving effect to a 1-for-5 reverse stock split that will be effective with the market on or about August 16, 2024) shares of the registrant’s common stock outstanding.

EIGHTCO HOLDINGS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended June 30, 2024 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, our ability to raise capital, our operational and strategic initiatives or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

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

PART I - FINANCIAL INFORMATION

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$363,076	$5,247,836
Accounts receivable, net	2,098,784	1,873,950
Inventories	4,779,843	6,079,907
Prepaid expenses and other current assets	934,773	807,908
Total current assets	8,176,476	14,009,601
Property and equipment, net	662,869	744,559
Intangible assets, net	14,977,500	16,108,443
Goodwill	22,324,588	22,324,588
Loan held-for-investment	2,224,252	2,224,252
Total assets	$48,365,685	$55,411,443

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,816,338	$2,135,596
Accounts payable – related parties	215,403	381,828
Accrued expenses and other current liabilities	2,271,111	1,797,775
Accrued expenses and other current liabilities – related parties	2,323,442	5,388,900
Current portion of convertible notes payable, net of debt discount of $0 and $277,750, respectively	-	4,637,250
Convertible notes payable – related parties,	11,500,000	11,500,000
Line of credit	3,925,000	3,200,000
Line of credit – related parties	3,275,000	3,425,000
Due to Former Parent	480,000	6,977,193
Total current liabilities	25,806,294	39,443,542

Convertible notes payable – related parties, net of debt discount of $1,250,000 and $1,750,000, respectively	9,048,734	14,133,700
Deferred tax liabilities	82,104	82,104
Contingent consideration	-	6,100,000
Total liabilities	$34,937,132	$59,759,346

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized and 0 and 0 shares outstanding at June 30, 2024 and December 31, 2023, respectively	$-	$-
Common stock, $0.001 par value, 500,000,000 shares authorized and 8,752,487 and 4,706,419 shares outstanding at June 30, 2024 and December 31, 2023, respectively	8,752	4,706
Additional paid-in capital	120,182,547	108,617,178
Accumulated deficit	(106,888,721)	(113,278,588)
Foreign currency translation	540,489	723,303
Total stockholders’ equity (deficit) attributable to Eightco Holdings Inc.	13,843,067	(3,933,401)
Non-controlling interest	(414,514)	(414,502)
Total stockholders’ equity (deficit)	13,428,553	(4,347,903)
Total liabilities and stockholders’ equity	$48,365,685	$55,411,443

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Revenues, net	$7,017,013	$20,547,153	$16,636,833	$36,436,868
Cost of revenues	5,239,202	18,017,259	12,973,260	32,087,882
Gross profit	1,777,811	2,529,894	3,663,573	4,348,986

Operating expenses:
Selling, general and administrative expenses	3,461,221	4,717,556	6,923,180	8,983,301
Restructuring and severance	-	283,686	1,414,838	1,367,372
Impairment	-	292,748	-	292,748
Total operating expenses	3,461,221	5,293,990	8,338,018	10,643,421
Operating loss	(1,683,410)	(2,764,096)	(4,674,445)	(6,294,435)

Non-operating income (expense):
Interest income (expense), net	(1,323,594)	(2,736,333)	(2,522,365)	(5,549,560)
Loss on Issuance of Warrants	-	(3,387,604)	-	(46,928,815)
Gain on forgiveness of earnout	-	-	6,100,000	-
Gain on extinguishment of liabilities	7,427,193	-	7,427,193	-
Other income	28,703	34,785	59,472	68,422
Total non-operating income (expense)	6,132,302	(6,089,152)	11,064,300	(52,409,953)

Net income (loss) before income tax expense	4,448,892	(8,853,248)	6,389,855	(58,704,388)

Income tax expense (benefit)	-	-	-	-

Net income (loss)	$4,448,892	$(8,853,248)	6,389,855	(58,704,388)
Net loss attributable to non-controlling interest	-	-	(12)	-
Net income (loss) attributable to Eightco, Inc.	4,448,892	(8,853,248)	6,389,867	(58,704,388)
Net income (loss) per share:
Net income (loss) per share – basic	$0.51	$(3.54)	$0.93	$(31.35)
Net income (loss) per share – diluted	$0.43	$(3.54)	$0.75	$(31.35)
Weight average number of common shares outstanding – basic	8,729,984	2,496,665	6,859,589	1,872,611
Weight average number of common shares outstanding – diluted	10,366,815	2,496,665	8,496,421	1,872,611

See the accompanying notes to the condensed consolidated financial statements.

6

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Net income (loss)	$4,448,892	$(8,853,248)	$6,389,867	$(58,704,388)
Foreign currency translation – unrealized gain (loss)	(5,337)	86,267	(182,814)	137,632
Comprehensive income (loss)	$4,443,555	$(8,766,981)	$6,207,053	$(58,566,756)

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid in	Non controlling	Retained Earnings (Accumulated)	Accumulated Other
	Shares	Amount	Capital	Interest	Deficit	Income	Total

Balances, January 1, 2023	633,365	$633	$50,617,631	$(316,509)	$(44,958,199)	$467,668	$5,811,224
Issuance of common stock to note holders	774,333	774	7,742,559	-	-	-	7,743,333
Exercise of warrants	366,622	367	14,233	-	-	-	14,600
Share-based compensation	23,250	23	(23)	-	-	-	-
Issuance of warrants	-	-	47,876,820	-	-	-	47,876,820
Foreign currency translation	-	-	-	-	-	51,365	51,365
Net loss for the three months ended March 31, 2023	-	-	-	-	(49,851,140)	-	(49,851,140)
Balances, March 31, 2023	1,797,570	$1,797	$106,251,220	$(316,509)	$(94,809,339)	$519,033	$11,646,202
Issuance of common stock to investors	95,298	95	(95)	-	-	-	-
Exercise of warrants	1,028,810	1,030	(829)	-	-	-	201
Share-based compensation	-	-	189,000	-	-	-	189,000
Foreign currency translation	-	-	-	-	-	86,267	86,267
Issuance of warrants	-	-	3,387,604	-	-	-	3,387,604
Net loss for the three months ended June 30, 2023	-	-	-	-	(8,853,248)	-	(8,853,248)
Balances, June 30, 2023	2,921,678	$2,922	$109,826,900	$(316,509)	$(103,662,587)	$605,300	$6,456,026

Balances, January 1, 2024	4,706,419	$4,706	$108,617,178	$(414,502)	$(113,278,588)	$723,303	$(4,347,903)
Issuance of common stock - investors	865,856	866	709,134	-	-	-	710,000
Issuance of common stock - conversions	120,974	121	99,078	-	-	-	99,199
Issuance of common stock – settlement of cash warrants	252,169	252	206,527	-	-	-	206,779
Issuance of common stock to noteholders	1,473,165	1,473	1,206,527	-	-	-	1,208,000
Issuance of common stock to board of directors and former employees	389,833	390	262,526	-	-	-	262,916
Issuance of common stock to consultants	728,894	729	491,964	-	-	-	492,693
Forgiveness of interest – related parties	-	-	3,006,896	-	-	-	3,006,896
Share-based compensation expense	-	-	33,938	-	-	-	33,938
Foreign currency translation	-	-	-	-	-	(177,477)	(177,477)
Net income for the three months ended March 31, 2024	-	-	-	(12)	1,940,975	-	1,940,963
Balances, March 31, 2024	8,537,310	$8,537	$114,633,768	$(414,514)	$(111,337,613)	$545,826	$3,436,004
Issuance of common stock - investors	1,000	1	454	-	-	-	455
Issuance of common stock - conversions	-	-	-	-	-	-	-
Issuance of common stock to board of directors and former employees	164,177	164	108,375	-	-	-	108,539
Issuance of common stock to consultants	50,000	50	39,950	-	-	-	40,000
Forgiveness of interest – related parties	-	-	5,400,000	-	-	-	5,400,000
Share-based compensation expense	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	(5,337)	(5,337)
Net income for the three months ended June 30, 2024	-	-	-	-	4,448,892	-	4,448,892
Balances, June 30, 2024	8,752,487	$8,752	$120,182,547	$(414,514)	$(106,888,721)	$540,489	$13,428,553

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net income (loss)	$6,389,855	$(58,704,388)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,218,430	1,259,738
Impairment	-	292,748
Amortization of debt issuance costs	837,750	3,992,457
Amortization of prepaid share-based compensation	317,104	-
Loss on issuance of warrants	-	46,928,815
Share-based compensation	33,937	189,000
Provision for bad debts	-	608,356
Gain on sale of assets	-	5,897
Gain on extinguishment of liabilities	(7,427,193)	-
Gain on forgiveness of earnout	(6,100,000)	-
Changes in assets and liabilities:
Accounts receivable	(224,834)	(1,154,119)
Inventories	1,117,250	(2,868,508)
Prepaid expenses and other current assets	36,282	888,594
Accounts payable	(199,990)	206,205
Accrued expenses and other current liabilities	2,837,843	2,682,847

Net cash provided by (used in) operating activities	(1,163,566)	(5,672,358)

Cash flows from investing activities:
Purchases of property and equipment	(5,881)	(114,027)
Purchases of developed technology	-	(159,251)
Proceeds from sale of property and equipment	-	181,000

Net cash used in investing activities	(5,881)	(92,278)

Cash flows from financing activities:
Net borrowings under lines of credit	575,000	2,175,000
Net proceeds from issuance of common stock	710,454	14,799
Net borrowings under convertible notes	-	3,150,000
Fees paid for financing costs	-	(664,389)
Repayments under convertible notes payable – related parties	(85,767)	(116,300)
Repayments under convertible notes payable	(4,915,000)	-

Net cash provided by (used in) financing activities	(3,715,313)	4,559,110

Net decrease in cash and cash equivalents	(4,884,760)	(1,205,526)
Cash and cash equivalents, beginning of the year	5,247,836	5,580,431
Cash and cash equivalents, end of the period	$363,076	$4,374,905

Supplemental disclosure of cash flow information:
Cash paid for interest	$554,240	$-
Cash paid for income taxes	$-	$-
Issuance of common stock to line of credit holders	$60,000	$-
Issuance of common stock to vendors for future services	$480,250	$-
Issuance of common stock to employees and directors for settlement of liabilities	$318,205	$-
Issuance of common stock to vendors for settlement of liabilities	$105,693	$-
Issuance of common stock to noteholders for settlement of accrued interest	$1,148,000	$-
Issuance of common stock to noteholders for settlement of cash warrant liabilities	$206,779	$-
Forgiveness of interest – related parties	$3,006,896	$-
Forgiveness of debt – related parties	$5,400,000	$-
Convertible shares under notes payable	$99,199	$7,743,333
Issuance of warrants to noteholders and placement agent	$-	$4,335,611
Original issue discount	$-	$555,000
Accrued placement agent fees for equity placement	$-	$960,000

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

As of June 30, 2024, Eightco had three wholly-owned subsidiaries: Forever 8, Ferguson Containers, Inc. (“Ferguson Containers”) and BlockHiro, LLC. Ferguson Containers owns 100% of 8co Holdings Shared Services, LLC. Eightco owns 51% of CW Machines, LLC which is consolidated under the voting interest entity model. Under the voting interest entity model, control is presumed by the holder of a majority voting interest unless noncontrolling shareholders have substantive participating rights. Forever 8 owns 100% of Forever 8 UK, Ltd and Forever 8 Fund EU Holdings BV.

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

Basis of Presentation.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2024 may not be indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2023 included in the Annual Report.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act, enacted on April 5, 2021 and has elected to comply with certain reduced public company reporting requirements.

Prior Year Reclassifications

In the current year, the Company made certain reclassifications to the prior year’s financial statements to conform to the current year’s presentation. These reclassifications had no effect on previously reported net income, cash flows, or shareholders’ equity. The reclassifications are made to better reflect the nature of the items in the financial statements.

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

Accounts Receivable. Accounts receivable are carried at their contractual amounts, less an estimated allowance for credit losses. Management estimates the allowance for credit losses using a loss-rate approach based on historical loss information, adjusted for management’s expectations about current and future economic conditions, as the basis to determine expected credit losses. Management exercises significant judgment in determining expected credit losses. Key inputs include macroeconomic factors, industry trends, the creditworthiness of counterparties, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Management believes that the composition of receivables at year-end is consistent with historical conditions as credit terms and practices and the client base has not changed significantly. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted. The allowance for credit losses was $67,350 as of June 30, 2024 and December 31, 2023.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets and Long-lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of its long-lived assets using undiscounted cash flows. If an asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. We record intangible assets based on their fair value on the date of acquisition. Intangible assets include the cost of developed technology, customer relationships, trademarks and tradenames. Intangible assets are amortized utilizing the straight-line method over their remaining economic useful lives, as follows: 10 years for developed technology, 7 years for customer relationships and 7 years for trademarks and tradenames. The Company reviews long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to an asset, an impairment loss equal to the remaining carrying value of the asset is recorded. The Company did not record any impairment charges related to intangibles assets or long-lived assets during the six months ended June 30, 2024 and 2023, respectively.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for fulfilling those performance obligations. Revenue for product sales is recognized upon receipt by the customer. There are no contract assets or contract liabilities and therefore no unsatisfied performance obligations. One customer represented 45% and 51% of total revenues for the three and six months ended June 30, 2024. The loss of this customer could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

Comprehensive income. The Company follows Accounting Standards Codification (“ASC”) 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. For the three and six months ended June 30, 2024 and 2023, the Company recognized other comprehensive gain (loss) for foreign currency translation of ($5,337) and $35,262 and ($182,814) and $51,365, respectively.

Foreign Currency Transactions and Translation. Eightco’s functional currency is the United States Dollar (“USD”) and Forever 8 has various functional currencies based on the country in which the subsidiary operated. The currencies in which F8 operates is USD, British Pound Sterling (“GBP”) and Euro (“EUR”).

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

Exchange rates used for the translations are as follows:

	June 30, 2024	December 31, 2023
Spot
USD to EUR	$0.9346	$0.9009
USD to GBP	$0.7937	$0.7874

	June 30, 2024	June 30, 2023
Average
USD to EUR	$0.9288	$0.9259
USD to GBP	$0.8021	$0.8130

Earnings Per Share. The Company follows ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share. Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. For the three and six six months ended June 30, 2024, the following common stock equivalents were included in the calculation of weighted average number of diluted common shares outstanding and diluted net income per share. For the three and six months ended June 30, 2023, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive due to the net loss for each period.

	June 30, 2024	June 30, 2023

Convertible shares under notes payable	-	3,083,802
Warrants for noteholders	-	3,913,545
Warrants for equity investors	728,000	728,000
Warrants for placement agent	221,084	221,084
Shares reserved for issuance for preferred units of Forever 8 Fund, LLC	-	215,000
Convertible notes payable issued in acquisition of Forever 8 Fund, LLC	217,988	275,000
Shares reserved for contingent consideration for acquisition of Forever 8 Fund, LLC	-	370,000
Shares to be issued	50,000	165,000
Shares reserved as partial payment towards severance	419,759	-
Total common stock equivalents	1,636,831	8,971,431

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

Income Taxes. The Company accounts for income taxes under the provisions of the FASB ASC Topic 740 “Income Taxes” (“ASC Topic 740”). The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of June 30, 2024and 2023. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of comprehensive income. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, accounts payable and other current liabilities approximate fair values due to the short-term nature of these instruments. The Company’s long-term debt consists of $20,548,734, of which $11,500,000 is current. The estimated fair value of this debt approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market interest rates.

Concentration of Credit Risks. Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. Cash and cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. The Company has not experienced any significant losses on its deposits of cash and cash equivalents. In regard to trade receivables, the Company performs ongoing evaluations of its customers’ financial condition as well as general economic conditions and, generally, requires no collateral from its customers. On June 30, 2024, the amount due from three customers represented approximately 24% and 18% of accounts receivable, respectively.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $106,888,721 as of June 30, 2024 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubts about the Company’s ability to continue as a going concern for a period of one year from the date of this Quarterly Report.

As of June 30, 2024, the Company had approximately $0.4 million in cash and cash equivalents as compared to $5.2 million at December 31, 2023. The Company expects that its current cash and cash equivalents, approximately $0.4 million as of the date of this quarterly report, will not be sufficient to support its projected operating requirements for at least the next 12 months from the date of this Quarterly Report.

The Company expects to need additional capital in order to increase revenues above current levels. Any additional equity financing, if available, may not be on favorable terms and would likely be significantly dilutive to the Company’s current stockholders, and debt financing, if available, may involve restrictive covenants. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will likely have a materially adverse effect on our business, financial condition and results of operations. In 2023, the Company began reducing headcount to reduce the corporate overhead. The Company has continued to raise capital in 2024 and will continue to look to further reduce costs in 2024. No assurance can be given that the Company will be successful in these efforts. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. RESTRUCTURING AND SEVERANCE

Restructuring and severance charges consist of the following for the six months ended June 30, 2024 and 2023, respectively:

	June 30, 2024	June 30, 2023

Severance expense	$1,404,038	$800,000
Rent expense	10,800	567,372
Total restructuring and severance	$1,414,838	$1,367,372

The changes in the carrying amount of restructuring and severance liabilities for the period from January 1, 2024 through June 30, 2024 consisted of the following:

Balance, January 1, 2024	$2,250,000
Additions and adjustments	1,485,000
Payments and adjustments	(1,202,844)
Balance, June 30, 2024	$2,532,156

5. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Trade accounts receivable	$2,166,134	$1,941,300
Less: allowance for credit losses	(67,350)	(67,350)
Total accounts receivable	$2,098,784	$1,873,950

6. INVENTORIES

Inventories consist of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Raw materials	$9,930	$22,116
Finished goods	5,369,913	6,657,791
Reserve for obsolescence	(600,000)	(600,000)
Total inventories	$4,779,843	$6,079,907

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Other current assets consist of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Advances for inventory purchases	$546,874	$517,228
Prepaid insurance	41,238	91,075
Deposits	310,686	4,994
Due from customer	-	106,846
Other	35,975	87,765
Total other current assets	$934,773	$807,908

8. LOAN HELD-FOR-INVESTMENT, RELATED PARTY

Loan held-for-investment, related party, represents a senior secured promissory note (the “Wattum Note”) from Wattum Management Inc., a non-controlling member of CW Machines, LLC, a related party. The Wattum Note bears interest of 5% per annum and a maturity date on October 12, 2026 with the entire outstanding principal and accrued interest due at maturity. The Wattum Note is secured by assets of Wattum Management, Inc. At June 30, 2024 and December 31, 2023, the principal amount of the loan held for investment was $2,224,252.

9. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Land	$-	$-
Building and building improvements	781,985	781,985
Equipment and machinery	4,757,511	4,752,663
Furniture and fixtures	278,665	284,049
Office and computer equipment	6,328	-
Vehicles	585,854	585,854
	6,410,343	6,404,551
Less: accumulated depreciation	(5,747,474)	(5,659,992)
Total property and equipment, net	$662,869	$744,559

Depreciation expense was $37,992 and $49,495 for the three months ended June 30, 2024 and 2023, respectively, and $87,481 and $98,992 for the six months ended June 30, 2024 and 2023, respectively.

10. INTANGIBLE ASSETS, NET

Intangible assets consist of the following at June 30, 2024 and December 31, 2023:

	Useful Lives	June 30, 2024	December 31, 2023

Customer relationships	7 years	$7,100,000	$7,100,000
Developed technology	10 years	9,700,000	10,219,775
Trademarks and tradenames	7 years	2,200,000	2,200,000
		19,000,000	19,519,775
Less: accumulated amortization		(4,022,500)	(3,411,332)
Total intangible assets, net		$14,977,500	$16,108,443

Amortization expense was $574,643 and $582,138 for the three months ended June 30, 2024 and 2023, respectively, and $1,149,286 and $1,160,746 for the six months ended June 30, 2024 and 2023, respectively.

Amortization expense for the next five years is as follows:

For the years ending December 31,
2024 (excluding the six months ended June 30, 2024)	$1,149,286
2025	2,298,571
2026	2,298,571
2027	2,298,571
2028	2,298,571
Thereafter	4,633,930
$14,977,500

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. GOODWILL

The changes in the carrying amount of goodwill for the period from January 1, 2024 through June 30, 2024 consisted of the following:

Balance, January 1, 2024	$22,324,588
Additions and adjustments	-
Balance, June 30, 2024	$22,324,588

12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Payroll and related benefits	$3,048,493	$1,831,499
Professional fees	58,000	-
Accrued taxes	14,464	-
Accrued settlement liability for equity holders of Forever 8	-	206,779
Accrued interest	1,206,634	3,741,155
Accrued rent	120,000	1,050,000
Other	146,962	357,242
Total accrued expenses and other current liabilities	$4,594,553	$7,186,675

13. DUE TO AND FROM FORMER PARENT

As of June 30, 2024 and December 31, 2023, the amount due to Vinco consists of net amounts related to management fees and borrowings for working capital and financing needs of Eightco as well as other operating expenses that were paid for on behalf of one to the other. As of June 30, 2024 and December 31, 2023, the net amount due to Former Parent was $480,000 and $6,977,193, respectively. The Company entered into an agreement with Vinco on the amounts owed related to the spinoff.

On June 20, 2024, the Company and Vinco, its former parent, entered into an agreement (the “Vinco Amendment”) whereby Vinco agreed to accept the following payment terms to resolve all outstanding liabilities of the Company under the Vinco Agreement:

●	On the first of each month starting July 1, 2024 through September 1, 2024, the Company will deliver to Vinco $15,000, or an aggregate of $45,000;

●	On the first of each month starting October 1, 2024 through December 1, 2024, the Company will deliver to Vinco $25,000, or an aggregate of $75,000; and

●	On the first of each month starting January 1, 2025 through December 31, 2025, the Company will deliver to Vinco $30,000, or an aggregate of $360,000; provided that, in the Company’s sole discretion, it may satisfy this 2025 payment obligation through the issuance to Vinco of an aggregate of 720,000 shares of common stock of the Company (the “Shares”) on January 15, 2025.

In the event the Company determines to satisfy the 2025 payment obligation through the issuance of the Shares, the Company will ensure that such Shares are registered for resale with the Securities and Exchange Commission such that such Shares may be freely traded by Vinco after their issuance.

Upon payment of the amounts referenced above, the remaining amounts owed and due under the Vinco Agreement will be cancelled and all obligations of both the Company and Vinco pursuant to the Agreement will be deemed fully satisfied.

Forgiveness of the amount due to former parent for the three months ended June 30, 2024 and 2023 was $6,497,193 and $0, respectively, and $6,497,193 and $0 for the six months ended June 30, 2024 and 2023, respectively.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. LINES OF CREDIT

Principal due under the lines of credit was as follows at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Lines of credit 15% - 18%	$3,925,000	$3,200,000

The lines of credit mature on June 30, 2024 with an extension available until September 30, 2024 at the Company’s option. The Company has extended the maturity dates to September 30, 2024.

Interest expense under lines of credit was $162,865 and $102,479 for the three months ended June 30, 2024 and 2023, respectively, and $313,872 and $171,854 for the six months ended June 30, 2024 and 2023, respectively.

15. LINES OF CREDIT – RELATED PARTIES

Principal due under the lines of credit – related parties was as follows at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Lines of credit 15% - 18%	$3,275,000	$3,425,000

Interest expense under lines of credit – related parties was $123,598 and $69,375 for the three months ended June 30, 2024 and 2023, respectively, and $252,070 and $0 for the six months ended June 30, 2024 and 2023, respectively.

16. CONVERTIBLE NOTES PAYABLE

Principal due under the convertible note payable was as follows at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Note payable, 0%	-	4,637,250
Less: debt discount	-	-
Note payable, net	$-	$4,637,250

Interest expense under the convertible notes payable was $- and $1,698,999, of which $- and $1,698,999 was related to amortization of the debt discount, for the three months ended June 30, 2024 and 2023, respectively, and $277,750 and $3,492,457, of which $277,750 and $3,492,457 was related to amortization of the debt discount, for the six months ended June 30, 2024 and 2023, respectively. The Company recognized a gain on extinguishment of $- and $490,000 related to the forgiveness of accrued debt issuance costs for the three and six months ended June 30, 2024.

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

Pursuant to the Prepayment Agreement, the Company agreed to make an aggregate payment of $8,215,000 (the “Aggregate Payment Amount”) to Hudson Bay in six installments, of which an initial payment remitted in October 2023 of $3,000,000 was allocated towards repayment in full of the remaining $2,000,000 of the January 2022 Note, $340,000 partial repayment of the March 2023 Note and $660,000 for the redemption in full of the March 2023 Warrant (the “Initial Payment”). The remaining five installments, which range from $150,000 to $2,275,000 and are allocated towards the remaining principal of the March 2023 Note as specified in the Prepayment Agreement, are due on the fifteenth day of each month, beginning on November 15, 2023 and ending on March 15, 2024. At its option, the Company may prepay any monthly installment prior to its respective due date. During the six months ended June 30, 2024, the Company remitted a total of $4,915,000 in payments.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17. CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

The convertible notes payable, related party were issued as part of consideration for the acquisition of Forever 8. The discount was calculated based on the fair value of the instrument as of October 1, 2022. Principal due under the convertible note payable – related parties was as follows at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Notes payable, 12%	21,798,734	27,383,700
Less: current portion	11,500,000	11,500,000
Notes payable, long-term potion	$10,298,734	$15,883,700
Less: debt discount	1,250,000	1,750,000
Notes payable, long-term portion, net	9,048,734	14,133,700

Interest expense under convertible notes payable – related parties was $1,037,162 and $937,000, of which $250,000 and $250,000 was related to amortization of the debt discount, for the three months ended June 30, 2024 and 2023, respectively, and $2,108,673 and $1,874,000, of which $500,000 and $500,000 was related to amortization of the debt discount, for the six months ended June 30, 2024 and 2023, respectively. The Company recognized a capital contribution in additional paid in capital of $0 and $3,006,896 related to the forgiveness of accrued interest for the three and six months ended June 30, 2024, respectively.

On March 17, 2024, the Company entered into an agreement to amend certain provisions of the Seller Notes (the “Seller Notes Amendment”) previously issued under the terms of the MIPA. Pursuant to the Seller Notes Amendment, the Sellers agreed, among other things, to (i) forgive, without the payment of any additional consideration, accrued interest on the Seller Notes in an aggregate amount of approximately $3.0 million, (ii) convert approximately $1.1 million of accrued interest on the Seller Notes into 1.4 million shares of common stock of the Company, and (iii) defer interest and any payments due on the Seller Notes until October 30, 2024. In addition, effective March 17, 2024, the Sellers waived any right to receive any earnout consideration as provide for in the MIPA. The Company recognized a gain on forgiveness of earnout of $- and $6,100,000 for the three and six months ended June 30, 2024.

On March 27, 2024, the Company issued 120,974 shares of common stock to convert $99,199 of principal under the convertible notes payable – related parties.

Debt Forgiveness Agreement

On June 14, 2024, the Company entered into an agreement (the “Note Amendment”) in connection with the previously disclosed Membership Interest Purchase Agreement, dated September 14, 2022 (as amended, the “MIPA”), by and among the Company, Forever 8 Fund, LLC (“Forever 8”), the former members of Forever 8 (collectively, the “Sellers”) and Paul Vassilakos, in his capacity as representative of the Sellers.

Pursuant to the Note Amendment, Sellers forgave, without the payment of any additional consideration, principal on the promissory notes issued to the Sellers at the closing of the transactions contemplated by the MIPA in an aggregate amount of $5.4 million. The Company recognized a capital contribution in additional paid in capital of $5,400,000 and $5,400,000 related to the forgiveness of debt for the three and six months ended June 30, 2024, respectively.

MIPA Amendment

On June 20, 2024, the Company entered into a further amendment to the MIPA (“MIPA Amendment”) pursuant to which the Sellers waived any right to receive an aggregate of 215,000 Preferred Units (as defined in the MIPA) as provided for in the MIPA.

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

Income tax expense was $- and $- for the three and six months ended June 30, 2024. There is no income tax expense for the income generated for the three and six months ended June 30, 2024, since the Company has sufficient net operating losses to offset future earnings. Income tax benefit for the three and six months ended June 30, 2023 was $- and $-. There is no income tax benefit for the losses for the three and six months ended June 30, 2023, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits. The Company has recorded a full valuation allowance on net operating losses.

There are no unrecognized tax benefits and no accruals for uncertain tax positions.

As of June 30, 2024, the Company had a net operating loss carryforward for federal income tax purposes of approximately $8,755,550 and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The Company’s net operating loss carryforward begins to expire in 2041.

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

ATM Agreement

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

As of June 30, 2024, the Company had sold 1,000 shares of common stock for net proceeds of $455 under the ATM Agreement.

Common stock issuances during the six months ended June 30, 2024:

On January 30, 2024, the Company issued 56,235 shares of common stock fair valued at $34,866 to satisfy a portion of the outstanding severance due to the former employee.

On February 28, 2024, the Company issued 77,500 shares of common stock fair valued at $48,050 to satisfy a portion of the outstanding severance due to the former employee.

On February 22, 2024, the Company issued 128,894 shares of common stock fair valued at $105,693 to satisfy outstanding fees for services performed due to the consultant.

On March 19, 2024, the Company issued 300,000 shares of common stock fair valued at the time it was granted of $171,000 to a consultant for services performed related to investor relations. The Company recorded the fair value as prepaid expenses on balance sheet and will amortize the expense ratably over 6 months. The Company recorded stock-based compensation expense for the three and six months ended June 30, 2024 of $85,500 and $142,500, respectively.

On March 27, 2024, the Company issued 1,399,994 shares of common stock fair valued at $1,147,995 to satisfy a portion of the convertible notes payable due to the sellers of Forever 8.

On March 27, 2024, the Company issued 300,000 shares of common stock fair valued at the time it was granted of $216,000 to a consultant for services performed related to Forever 8. The Company recorded the fair value as prepaid expenses on balance sheet and will amortize the expense ratably over 12 months. The Company recorded stock-based compensation expense for the three and six months ended June 30, 2024 of $54,000 and $108,000, respectively.

On March 27, 2024, the Company issued 256,098 shares of common stock fair valued at $180,000 to the independent board of directors to satisfy deferred amounts due for services performed.

On March 27, 2024, the Company issued 865,856 shares of common stock fair valued at $710,000 to investors related to proceeds received in a private investment in a public entity.

On March 27, 2024, the Company issued 252,169 shares of common stock fair valued at $206,799 to satisfy the cash settlement warrants assumed in the Forever 8 acquisition.

On March 27, 2024, the Company issued 120,974 shares of common stock fair valued at $99,199 to certain former Forever 8 security holders, pursuant to the settlement agreements by and among the Company and certain former Forever 8 security holders, as consideration for the immediate termination of the Company’s obligation to deliver such to the former Forever 8 security holders the consideration provided for in the MIPA. The Company recorded the fair value as a reduction of the convertible notes payable – related parties.

On March 28, 2024, the Company issued 73,171 shares of common stock fair valued at $60,000 to certain holders of the Series D Loan and Security Agreement. The Company recorded the fair value as interest expense on statement of comprehensive income (loss). The Company recorded interest expense for the three and six months ended June 30, 2024 of $- and $60,000, respectively.

On April 9, 2024, the Company issued a total of 50,000 shares of common stock fair valued at the time it was granted of $40,000 to a consultant. The Company recorded the fair value as prepaid expenses on balance sheet and will amortize the expense ratably over 4.5 months. The Company recorded stock-based compensation expense for the three and six months ended June 30, 2024 of $26,667, respectively.

On April 9, 2024, the Company issued a total of 75,000 shares of common stock fair valued at the time it was granted of $53,250 to a consultant. The Company recorded the fair value as prepaid expenses on balance sheet and will amortize the expense ratably over 4 months. The Company recorded stock-based compensation expense for the three and six months ended June 30, 2024 of $39,938, respectively.

On April 10, 2024, the Company issued 89,177 shares of common stock valued at $55,289 to satisfy a portion of the outstanding severance due to a former employee.

During the six months ended June 30, 2024, the Company issued 1,000 shares of common stock under its ATM Agreement.

Preferred Stock: On January 17, 2023, the board of directors of the Company declared a dividend of one one-thousandth of a share of Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), for each outstanding share of the Company’s common stock to stockholders of record at 5:00 p.m. Eastern Time on January 27, 2023.

On January 19, 2023, the Company filed a Certificate of Designation with the Delaware Secretary of State for its Series A Preferred Stock. The number of shares authorized for issuance is 300,000.

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

Effective June 19, 2024, the Company entered into a settlement agreement (the “Settlement Lease Agreement”) with TXC Services LLC, the previous landlord for its leased properties in Georgia (“Landlord”). Pursuant to the Lease Agreement, the Landlord agreed to accept payment of $120,000 by December 31, 2025 and waive the right it had to receive an additional $930,000 of owed rent. The Company recognized the reduction of the accrued rent in other income under gain on extinguishment of liabilities.

Rent expense was $124,783 and $344,906 for the three months ended June 30, 2024 and 2023, respectively, and $190,927 and $690,626 for the six months ended June 30, 2024 and 2023, respectively.

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

None of the above milestones were met as of June 30, 2024.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

21. SEGMENTING REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three and six months ended June 30, 2024 were the Inventory Management Solutions segment and the Corrugated segment. The Company’s chief operating decision maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of June 30, 2024 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers.

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

Segment information available with respect to these reportable business segments for the three and six months ended June 30, 2024 and 2023 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Inventory Management Solutions	$5,283,593	$18,864,903	$13,242,290	$32,813,244
Corrugated	1,661,123	1,682,250	3,394,543	3,623,624
Total segment and consolidated revenues	$7,017,013	$20,547,153	$16,636,833	$36,436,868

Cost of revenues:
Inventory Management Solutions	$3,959,810	$16,824,061	$10,529,497	$29,458,650
Corrugated	1,279,392	1,193,198	2,443,763	2,629,232
Total segment and consolidated cost of revenues	$5,239,202	$18,017,259	$12,973,260	$32,087,882

Gross profit:
Inventory Management Solutions	$1,323,783	$2,040,842	$2,712,793	$3,354,594
Corrugated	454,028	489,052	950,780	994,392
Total segment and consolidated gross profit	$1,777,811	$2,529,894	$3,663,573	$4,348,986

Income (loss) from operations:
Inventory Management Solutions	$(834,958)	$(525,530)	$(1,629,011)	$(1,017,764)
Corrugated	114,755	99,737	277,491	245,319
Corporate	(963,207)	(2,338,303)	(3,322,925)	(5,521,990)
Total segment and consolidated loss from operations	$(1,683,410)	$(2,764,096)	$(4,674,445)	$(6,294,435)

Depreciation and amortization:
Inventory Management Solutions	$662,597	$584,166	$1,218,896	$1,160,746
Corrugated	37,992	49,496	87,489	98,993
Total segment and consolidated depreciation and amortization	$700,589	$633,662	$1,306,385	$1,259,739

Revenues by geography:
North America	$3,555,050	$3,772,968	$6,668,172	$7,060,372
Europe	3,661,963	16,774,185	9,968,661	29,376,496
Total geography and consolidated revenues	$7,017,013	$20,547,153	$16,636,833	$36,436,868

Segment capital expenditures:
Inventory Management Solutions	$-	$-	$-	$-
Corrugated	4,847	77,720	4,847	114,028
Corporate	944	-	944	-
Total segment and consolidated capital expenditures	$5,791	$77,720	$5,791	$114,028

Segment total assets:
Inventory Management Solutions	$43,865,557	$52,160,446	$43,865,557	$52,160,446
Corrugated	1,908,065	2,595,471	1,908,065	2,595,471
Corporate	2,592,063	5,664,698	2,592,063	5,664,698
Total segment and consolidated assets	$48,365,685	$60,420,615	$48,365,685	$60,420,615

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

22. SUBSEQUENT EVENTS

The Company sold a total of 149,019 shares of common stock from July 1, 2024 through the date of this report for net proceeds of $75,322 under its ATM Agreement.

On August 8, 2024, Eightco Holdings Inc. (the “Company”) held a special meeting of stockholders called by the Company (the “Meeting”) to approve a proposal to amend to the Company’s Certificate of Incorporation to effect a reverse stock split of all of the outstanding shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-5 (the “Reverse Stock Split Proposal”). An aggregate of 5,726,385 shares of the Common Stock, which represented a quorum of the outstanding Common Stock entitled to vote as of the record date of August 4, 2023, were represented in person or by proxy at the Meeting.

The Company’s stockholders voted on the following proposal at the Meeting, which was approved:

(1)	Proposal No. 1 — The Reverse Stock Split Proposal — a proposal to amend the Company’s Certificate of Incorporation to effect a reverse stock split of all of the outstanding shares of the Company’s common stock, par value $0.001 per share, at a ratio of 1-for-5. The following is a tabulation of the votes with respect to this proposal, which was approved by the Company’s stockholders:

For	Against	Abstain	Broker Non-Votes
5,205,782	504,465	15,294	0

On August 8, 2024, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate the reverse split.

On August 13, 2024, the Company announced the reverse split would be completed with an effectiveness date of August 16, 2024. The Company has not giving effect in these condensed consolidated financial statements to the 1-for-5 reverse stock split.

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

In connection with Mr. O’Donnell’s resignation from these positions, on March 17, 2024, the Company and Kevin O’Donnell entered into a General Release and Severance Agreement (the “O’Donnell Severance Agreement”), effective as of March 17, 2024 (the “O’Donnell Effective Date”). The O’Donnell Severance Agreement terminated the amended and restated employment agreement, by and between the Company and Mr. O’Donnell, effective as of October 21, 2022 (the “O’Donnell Employment Agreement”) and no party has any further obligation or liability thereunder except as related to any obligations that survive the employment termination, including but not limited to the obligations set forth under the Employee Confidential Disclosure, Invention Assignment, Non-Competition, Non-Solicitation and Non-Interference Agreement, attached to the O’Donnell Employment Agreement.

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

Pursuant to the McFadden Severance Agreement, as of the Separation Date, the amended and restated employment agreement, by and between the Company and Mr. McFadden, effective as of September 27, 2022 (the “McFadden Employment Agreement”), terminated and no party has any further obligation or liability thereunder except as related to any obligations that survive employment termination, including but not limited to the obligations set forth under the Employee Confidential Disclosure, Invention Assignment, Non-Competition, Non-Solicitation and Non-Interference Agreement (the “Restrictive Covenants Agreement”), attached to the McFadden Employment Agreement. Notwithstanding the foregoing, the Company has agreed to waive certain post-termination obligations as related to certain non-competition and non-compete provisions in the Restrictive Covenants Agreement.

Pursuant to the McFadden Severance Agreement, for a period of 8 weeks following the Separation Date, Mr. McFadden agreed to reasonably cooperate with the Company in the transition of positions. Additionally, Mr. McFadden remained a director of the Company’s board of directors (the “Board”) under the standard terms, conditions, and bylaws of the Company from the Separation Date through March 31, 2024, at which time Mr. McFadden resigned from the Board. The McFadden Severance Agreement also provides for a mutual waiver and release of any claims in connection with Mr. McFadden’s employment, separation and departure from the Company, and for certain customary covenants regarding confidentiality.

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

As of the date of this filing, a total of 150,019 shares have been sold under the ATM Agreement.

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

Series A Financing

On May 30, 2023, Forever 8 (the “Borrower”), entered into a Loan and Security Agreement (the “Agreement”) with several individuals, financial institutions and entities (collectively, the “Lenders”). Under the terms of the Agreement, each Lender will severally (and not jointly) make available to Borrower, in an amount not to exceed its respective Commitment, a Loan Advance amount to be determined by the Lender (as such amount may be increased, the “Aggregate Commitment”) in the aggregate, of which (x) a certain amount will be deposited into an account of the Borrower in accordance with its written instructions (the “Initial Loan Advance”) and (y) the remaining balance of the Aggregate Commitment after deducting the Initial Loan Advance shall be deposited into the Escrow Account (the “Escrow Funds”). The Borrower may, at any time, request an advance for all or a portion of the Escrow Funds (each such advance, a “Subsequent Draw”).

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

The Company timely requested an appeal of the staff’s determination to a Hearings Panel.

On June 27, 2024, the Hearings Panel granted the Company’s request for continued listing on Nasdaq, subject to certain conditions.

On June 28, 2024, in order to meet certain of the conditions required by the Hearings Panel, the Company filed a preliminary proxy statement with the Securities and Exchange Commission seeking shareholder approval to effect a reverse stock split of all of the outstanding shares of the Company’s common stock at a ratio of 1-for-5.

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

Gain on Extinguishment of Liabilities

Gain on extinguishment of liabilities includes the gain recognized related to the settlement of the due to former parent liability with Vinco Ventures, Inc.

Loss on Issuance of Warrants

Loss on issuance of warrants includes the fair value adjustments related to changes and amendments to the warrants.

Other Income

Other income includes the interest income received the Wattum Note.

Results of Operations

Three Months Ended June 30, 2024 versus Three Months Ended June 30, 2023

The following table sets forth information comparing the components of net (loss) income for the three months ended June 30, 2024 and 2023:

	Three months Ended June 30,		Period over Period Change
	2024	2023	$	%

Revenues, net	$7,017,013	$20,547,153	$(13,530,140)	-65.85%
Cost of revenues	5,239,202	18,017,259	(12,778,057)	-70.92%
Gross profit	1,777,811	2,529,894	(752,083)	-29.73%

Operating expenses:
Selling, general and administrative	3,461,221	4,717,556	(1,256,335)	-26.63%
Restructuring and severance	-	283,686	(283,686)	-100.00%
Impairment	-	292,748	(292,748)	-100.00%
Total operating expenses	3,461,221	5,293,990	(1,832,769)	-34.62
Operating (loss)	(1,683,410)	(2,764,096)	1,080,686	-35.84%

Other (expense) income:
Interest (expense)	(1,323,594)	(2,736,333)	1,412,739	-51.63%
Loss on issuance of warrants	-	(3,387,604)	3,387,604	-100.00%
Gain on extinguishment of liabilities	7,427,193	-	7,427,193	100.00%
Other income	28,703	34,785	(6,082)	-17.48%
Total other (expense) income, net	6,132,302	(6,089,152)	12,221,454	-200.70%
Income (loss) before income taxes	4,448,892	(8,853,248)	13,302,140	-150.25%
Income tax expense (benefit)	-	-	-	-%
Net income (loss)	$4,448,892	$(8,853,248)	$13,302,140	-150.25%

Revenue

For the three months ended June 30, 2024, revenues decreased by $13,530,140 or 65.85%, as compared to the three months ended June 30, 2023. The decrease was largely attributable to the decreased sale of goods from revenue derived from the inventory management solutions business due to the Company’s utilization of capital to repay its outstanding convertible notes payable.

Cost of Revenues

For the three months ended June 30, 2024, cost of revenues decreased by $12,778,057 or 70.92%, as compared to the three months ended June 30, 2023. The decrease was largely attributable to the decrease in total revenues for our inventory management solutions business.

Gross Profit

For the three months ended June 30, 2024, gross profit decreased by $752,083 or 29.73%, as compared to the three months ended June 30, 2023. The decrease was largely attributable to a decrease in lower margin sales in the inventory management solutions business.

Operating Expenses

Selling, general and administrative expenses were $3,461,221 and $4,717,556 for the three months ended June 30, 2024 and 2023, respectively, representing a decrease of $1,256,335, or 26.63%. The decrease was largely attributable to the decrease in professional fees, payroll costs, insurance expense and rent expense.

Restructuring and severance were $0 and $283,686 for the three months ended June 30, 2024 and 2023, respectively, representing an decrease of $283,686, or 100.00%. The decrease was largely attributable to no further restructuring for the three months ended June 30, 2024.

Interest Expense

Interest expense was $1,323,594, for the three months ended June 30, 2024, versus $2,736,333 for the three months ended June 30, 2023. The decrease in interest expense was largely attributable to the repayment of convertible notes.

Loss on Issuance of Warrants

Loss on issuance of warrants was $0, for the three months ended June 30, 2024, versus $3,387,604 for the three months ended June 30, 2023. The decrease is due to no further warrant amendments and a significant decrease in the number of outstanding warrants as of June 30, 2024.

Gain on Extinguishment of Liabilities

Gain on extinguishment of liabilities was $7,427,193, for the three months ended June 30, 2024, versus $0 for the three months ended June 30, 2023. The increase in gain on extinguishment of liabilities was attributable to the reduction in liability due to its former parent under the terms of the Vinco Amendment and Lease Amendment dated June 20, 2024.

Income Tax Expense

Income tax expense was $0 for the three months ended June 30, 2024 and 2023, respectively.

Net Income (Loss)

Net income was $4,448,892 for the three months ended June 30, 2024, versus a net loss of ($8,853,248) for the three months ended June 30, 2023. The increase in net income was largely attributable the Company’s other income in the amount of $6,132,302.

Six Months Ended June 30, 2024 versus Six Months Ended June 30, 2023

The following table sets forth information comparing the components of net (loss) income for the six months ended June 30, 2024 and 2023:

	Six months Ended June 30,		Period over Period Change
	2024	2023	$	%

Revenues, net	$16,636,833	$36,436,868	$(19,800,035)	-54.34%
Cost of revenues	12,973,260	32,087,882	(19,114,622)	-59.57%
Gross profit	3,663,573	4,348,986	(685,413)	-15.76%

Operating expenses:
Selling, general and administrative	6,923,180	8,983,301	(2,060,121)	-22.93%
Restructuring and severance	1,414,838	1,367,372	47,466	3.47%
Impairment	-	292,748	(292,748)	-100.00%
Total operating expenses	8,338,018	10,643,421	(2,305,403)	-21.66%
Operating (loss) income	(4,674,445)	(6,294,435)	1,619,990	-25.73%

Other (expense) income:
Interest (expense)	(2,522,365)	(5,549,560)	3,027,195	-54.55%
Gain on forgiveness of earnout	6,100,000	-	6,100,000	100.00%
Gain on extinguishment of liabilities	7,427,193	-	7,427,193	100.00%
Loss on issuance of warrants	-	(46,928,815)	46,928,815	-100.00%
Other income	59,472	68,422	(8,950)	-13.08%
Total other income (expense), net	11,064,300	(52,409,953)	63,474,253	-121.11%
Income (loss) before income taxes	6,389,855	(58,704,388)	65,094,243	-110.88%
Income tax expense (benefit)	-	-	-	0.00%
Net income (loss)	$6,389,855	$(58,704,388)	$65,094,243	-110.88%

Revenue

For the six months ended June 30, 2024, revenues decreased by $19,800,035 or 54.34%, as compared to the six months ended June 30, 2023. The decrease was largely attributable to the decreased sale of goods from the revenue derived from the inventory management solutions business.

Cost of Revenues

For the six months ended June 30, 2024, cost of revenues decreased by $19,114,622 or 59.57%, as compared to the six months ended June 30, 2023. The decrease was largely attributable to the decrease in total revenues for our inventory management solutions business.

Gross Profit

For the six months ended June 30, 2024, gross profit decreased by $685,413 or 15.76%, as compared to the six months ended June 30, 2023. The decrease was largely attributable to a decrease in revenue derived from the inventory management solutions business.

Operating Expenses

Selling, general and administrative expenses were $6,923,180 and $8,983,301 for the six months ended June 30, 2024 and 2023, respectively, representing a decrease of $2,060,121, or 22.93%. The decrease was largely attributable to the decrease in professional fees, payroll costs, insurance expense, rent expense, selling and warehousing fees and operating costs as a standalone public company.

Restructuring and severance were $1,414,838 and $1,367,372 for the six months ended June 30, 2024 and 2023, respectively, representing an increase of $47,466, or 3.47%. The decrease was largely attributable to the forgiveness rent of $930,000 incurred under the leased Georgia property.

Interest Expense

Interest expense was $2,522,365, for the six months ended June 30, 2024, versus $5,549,560 for the six months ended June 30, 2023. The decrease in interest expense was largely attributable to the repayment of convertible notes.

Gain on Extinguishment of Liabilities

Gain on extinguishment of liabilities was $7,427,193, for the six months ended June 30, 2024, versus $0 for the six months ended June 30, 2023. The increase in gain on extinguishment of liabilities was attributable to the reduction in liability due to its former parent under the terms of the Vinco Amendment and Lease Amendment dated June 20, 2024.

Gain on Forgiveness of Earnout

Gain on forgiveness of earnout was $6,100,000 for the six months ended June 30, 2024 versus $0 for the six months ended June 30, 2023. The increase in change in fair value of earnout was related to the forfeiture of the earnout shares by the sellers of Forever 8.

Loss on Issuance of Warrants

Loss on issuance of warrants was $0, for the six months ended June 30, 2024, versus $46,928,815 for the six months ended June 30, 2023. The decrease is due to no further warrant amendments and a significant decrease in the number of outstanding warrants as of June 30, 2024.

Other Income (Expense)

Other income (expense) was $59,472 for the six months ended June 30, 2024 versus $68,422 for the six months ended June 30, 2023. The decrease in total other income was largely attributable to lower outstanding principal on the notes receivable.

Income Tax Expense

Income tax expense was $0 for the six months ended June 30, 2024, versus an income tax benefit of $0 for the six months ended June 30, 2023, respectively.

Net Income (Loss)

Net income was $6,389,855 for the six months ended June 30, 2024, versus a net loss of ($58,704,388) for the six months ended June 30, 2023. The increase in net income was largely attributable to total other income of $11,064,300 for the six months ended June 30, 2024 versus total other loss of $(52,409,953) for the six months ended June 30, 2023.

Liquidity and Capital Resources

As reflected in the accompany financial statements for the six months ended June 30, 2024, the Company had net income of $6.4 million and as of June 30, 2024, had stockholders’ equity of $13.4 million and approximately $0.3 million in cash and cash equivalents as compared to $5.2 million at December 31, 2023. The Company expects that its current cash and cash equivalents are not sufficient to support its projected operating requirements for at least the next 12 months from this date. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

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

Cash Flows

Since inception, Eightco and its subsidiaries have primarily used its available cash to fund its operations. The following table sets forth a summary of cash flows for the periods presented:

	For the Six months Ended June 30,
	2024	2023
Cash provided by (used in):
Operating Activities	$(1,163,566)	$(5,672,358)
Investing Activities	(5,881)	(92,278)
Financing Activities	(3,715,313)	4,559,110
Net increase (decrease) in cash and restricted cash	$(4,884,760)	$(1,205,526)

Cash Flows for the Six Months Ended June 30, 2024 and 2023

Operating Activities

Net cash (used in) operating activities was ($1,163,566) during the six months ended June 30, 2024, which consisted primarily of net income of $6,389,855, depreciation and amortization of $1,218,430, amortization of debt issuance costs of $837,750, and changes in assets and liabilities of $3,566,551 offset largely by gain on extinguishment of liabilities of $7,427,193 and gain on forgiveness of earnout of $6,100,000. Net cash (used in) operating activities was ($5,672,358) during the six months ended June 30, 2023, which consisted primarily of a net loss of $58,704,388 offset largely by amortization of debt issuance costs of $3,992,457 and loss on issuance of warrants of $46,928,815 and changes in assets and liabilities of ($244,981).

Investing Activities

Net cash (used in) investing activities was ($5,881) during the six months ended June 30, 2024 compared to ($92,278) for the six months ended June 30, 2023. The decrease in net cash used in investing activities is largely attributable to the decrease in purchases of property and equipment and licensing agreements during the six months ended June 30, 2024.

Financing Activities

Net cash (used in) provided by financing activities was ($3,715,313) during the six months ended June 30, 2024 compared to $4,559,110 for the six months ended June 30, 2023. This increase of cash used in financing activities was largely attributable to proceeds used for the repayments of convertible notes payable of ($4,915,000) and decrease in borrowings from convertible notes payable in relation to the six months ended June 30, 2023.

The Company did not have any off-balance sheet arrangements as of June 30, 2024.

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

Management has concluded that the material weakness described above currently exists as of June 30, 2024. The Company plans to engage with outside consultants to strengthen its capabilities and help the Company in the design and assessment of its internal controls over financial reporting to further reduce and remediate existing control deficiencies during 2024 and 2025.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2024, there were no changes in our internal control over financial reporting that materially affected our internal control over financial reporting as of June 30, 2024.

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

ITEM 1A. RISK FACTORS

Our business and common stock are subject to a number of risks and uncertainties. The discussion of such risks and uncertainties may be found under “Risk Factors” in the Company’s annual report on Form 10-K filed with the SEC on April 2, 2024. There have been no material changes to these risks during the three months ended June 30, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

On February 22, 2024, the Company issued 128,894 shares of common stock fair valued at $79,914 to satisfy outstanding fees for services performed due to the consultant.

On March 19, 2024, the Company issued 300,000 shares of common stock fair valued at $171,000 to a consultant for services performed related to investor relations.

On March 27, 2024, the Company issued 1,399,994 shares of common stock fair valued at $1,147,995 to satisfy a portion of the convertible notes payable due to the sellers of Forever 8.

On March 27, 2024, the Company issued 865,856 shares of common stock fair valued at $710,000 to investors related to proceeds received in a private investment in a public entity.

On March 27, 2024, the Company issued 252,169 shares of common stock fair valued at $206,799 to satisfy the cash settlement warrants assumed in the Forever 8 acquisition.

On March 27, 2024, the Company issued 120,974 shares of common stock fair valued at 99,199 to certain former Forever 8 security holders, pursuant to the settlement agreements by and among the Company and certain former Forever 8 security holders, as consideration for the immediate termination of the Company’s obligation to deliver such to the former Forever 8 securityholders the consideration provided for in the MIPA.

On March 28, 2024, the Company issued 73,171 shares of common stock fair valued at $60,000 to certain holders of the Series D Loan and Security Agreement.

On April 9, 2024, the Company issued a total of 100,000 shares of common stock fair valued at $80,000 to two consultants.

On April 10, 2024, the Company issued 89,177 shares of common stock fair valued at $55,289 to satisfy a portion of the outstanding severance due to the former employee.

The issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(b) Exhibits

The following documents are filed as exhibits hereto:

Exhibit No.	Description

3.1	Amendment to Amended and Restated Certificate of Incorporation (previously filed with the Securities and Exchange Commission as Exhibit 3.1 to the Current Report on Form 8-K dated August 13, 2024)

10.1	Loan and Security Agreement and Promissory Note between Forever 8 Fund, LLC and Kevin O’Donnell (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Current Report on Form 8-K dated August 22, 2023)

10.2	Loan and Security Agreement and Promissory Note between Forever 8 Fund, LLC and Joseph Johnston (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Current Report on Form 8-K dated August 22, 2023)

10.3	Loan and Security Agreement and Promissory Note between Forever 8 Fund, LLC and Todd Kuimjian (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Current Report on Form 8-K dated August 25, 2023)

10.4	Prepayment and Redemption Agreement, dated as of October 23, 2023, by and between Eightco Holdings Inc. and the investor signatory thereto (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Current Report on Form 8-K dated October 24, 2023)

10.5	Loan and Security Agreement Series B (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Current Report on Form 8-K dated October 24, 2023)

10.6	Lender Joinder Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Current Report on Form 8-K dated October 24, 2023)

10.7	Loan and Security Agreement Series C (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Current Report on Form 8-K dated October 24, 2023)

10.8	Form of Securities Purchase Agreement, dated as of February 26, 2024, by and between Eightco Holdings Inc. and the investors named therein (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)

10.9+	General Release and Severance Agreement, dated as of February 26, 2024, by and between Eightco Holdings Inc. and Brian McFadden (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)

10.10+	General Release and Severance Agreement, dated as of February 26, 2024, by and between Eightco Holdings Inc. and Brett Vroman (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)

10.11+	Consulting Agreement, dated as of February 22, 2024, by and between Eightco Holdings Inc. and CXO Lite, LLC (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)

10.12	Series D Loan and Guaranty Agreement, dated as of March 15, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Current Report on Form 8-K dated March 18, 2024)

10.13	Subordination Agreement, dated as of March 15, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.14	Intercreditor Agreement, dated as of March 15, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.15	Seller Notes Amendment, dated as of March 17, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.16+	First Amendment to the General Release and Severance Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Brian McFadden (previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.17+	General Release and Severance Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Kevin O’Donnell (previously filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.18+	Employment Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.19+	Indemnification Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.20	Form of Non-Qualified Stock Option Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.21	At the Market Issuance Sales Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Current Report on Form 8-K dated April 25, 2024)

10.22	Amendment to Membership Interest Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Current Report on Form 8-K dated May 7, 2024)

10.23	Note Agreement, dated June 14, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Current Report on Form 8-K dated June 21, 2024)

10.24	Amendment, dated June 20, 2024, to Membership Interest Purchase Agreement, dated September 14, 2022, by and among Eightco Holdings Inc., Forever 8 Fund, LLC, the former members of Forever 8 Fund LLC set forth on the signature pages thereto and Paul Vassilakos, in his capacity as representative of the Sellers (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Current Report on Form 8-K dated June 21, 2024)

10.25	Lease Agreement, dated June 19, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Current Report on Form 8-K dated June 21, 2024)

10.26	Agreement, dated June 20, 2024, between Vinco Ventures, Inc. and Eightco Holdings Inc. (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Current Report on Form 8-K dated June 21, 2024)

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback policy (previously filed with the Securities and Exchange Commission as Exhibit 97.1 to the Annual Report on Form 10-K dated April 2, 2024)

101.INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101),

*	Filed herewith.
**	Furnished herewith.
+	Management contrac t and/or compensatory plan or arrangement

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

