Form 10-Q
period 2024-09-30
Eightco Holdings Inc.
filed 2024-11-14
CIK 1892492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

☒ Yes☐ No

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

☐ Yes ☒ No

As of November 14, 2024, there were 2,441,363 shares of the registrant’s common stock outstanding.

EIGHTCO HOLDINGS INC.

TABLE OF CONTENTS

		Page Number

PART I
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 (Unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023 (Unaudited)	6
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2024 and 2023 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42

PART II
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	44

	Signatures	47

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2024 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, our ability to raise capital, our operational and strategic initiatives or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

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

PART I - FINANCIAL INFORMATION

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$2,406,452	$5,247,836
Accounts receivable, net	2,727,030	1,873,950
Inventories, net	3,651,950	6,079,907
Prepaid expenses and other current assets	836,168	807,908
Total current assets	9,621,600	14,009,601
Property and equipment, net	666,681	744,559
Intangible assets, net	14,402,858	16,108,443
Goodwill	22,324,588	22,324,588
Loan held-for-investment	2,224,252	2,224,252
Total assets	$49,239,979	$55,411,443

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,396,980	$2,135,596
Accounts payable – related parties	285,403	381,828
Accrued expenses and other current liabilities	2,583,897	1,797,775
Accrued expenses and other current liabilities – related parties	2,977,405	5,388,900
Current portion of convertible notes payable, net of debt discount of $0 and $277,750, respectively	-	4,637,250
Convertible notes payable – related parties,	11,500,000	11,500,000
Lines of credit	3,725,000	3,200,000
Lines of credit – related parties	3,275,000	3,425,000
Due to Former Parent	480,000	6,977,193
Total current liabilities	27,223,685	39,443,542

Convertible notes payable – related parties, net of debt discount of $1,000,000 and $1,750,000, respectively	9,298,734	14,133,700
Deferred tax liabilities	82,104	82,104
Contingent consideration	-	6,100,000
Total liabilities	$36,604,523	$59,759,346

Stockholders’ equity (deficit):
Preferred stock, $0.001 and 0.001 par value, 10,000,000 shares authorized and 0 and 0 shares outstanding at September 30, 2024 and December 31, 2023, respectively	$-	$-
Common stock, $0.001 and 0.001 par value, 500,000,000 shares authorized and 2,375,863 and 941,284 shares outstanding at September 30, 2024 and December 31, 2023, respectively	2,377	941
Additional paid-in capital	122,415,733	108,620,943
Accumulated deficit	(110,066,094)	(113,278,588)
Foreign currency translation	697,954	723,303
Total stockholders’ equity (deficit) attributable to Eightco Holdings Inc.	13,049,970	(3,933,401)
Non-controlling interest	(414,514)	(414,502)
Total stockholders’ equity (deficit)	12,635,456	(4,347,903)
Total liabilities and stockholders’ equity	$49,239,979	$55,411,443

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues, net	$7,672,395	$23,334,588	$24,309,228	$59,771,456
Cost of revenues	5,625,524	20,587,284	18,598,784	52,675,166
Gross profit	2,046,871	2,747,304	5,710,444	7,096,290

Operating expenses:
Selling, general and administrative expenses	3,723,191	3,247,561	10,646,371	12,230,862
Restructuring and severance	-	187,286	1,414,838	1,847,406
Total operating expenses	3,723,191	3,434,847	12,061,209	14,078,268
Operating loss	(1,676,320)	(687,543)	(6,350,765)	(6,981,978)

Non-operating income (expense):
Interest expense, net	(1,525,274)	(2,795,169)	(4,047,639)	(8,344,729)
Loss on Issuance of Warrants	-	-	-	(46,928,815)
Gain on forgiveness of earnout	-	-	6,100,000	-
Gain on extinguishment of liabilities	-	-	7,427,193	-
Other income	24,221	29,562	83,693	97,984
Total non-operating income (expense)	(1,501,053)	(2,765,607)	9,563,247	(55,175,560)

Net income (loss) before income tax expense	(3,177,373)	(3,453,150)	3,212,482	(62,157,538)

Income tax expense (benefit)	-	-	-	-

Net income (loss)	$(3,177,373)	$(3,453,150)	3,212,482	(62,157,538)
Net loss attributable to non-controlling interest	-	-	(12)	-
Net income (loss) attributable to Eightco, Inc.	(3,177,373)	(3,453,150)	3,212,494	(62,157,538)
Net income (loss) per share:
Net income (loss) per share – basic	$(1.77)	$(4.96)	$2.12	$(128.65)
Net income (loss) per share – diluted	$(1.77)	$(4.96)	$1.79	$(128.65)
Weight average number of common shares outstanding – basic	1,799,368	696,852	1,515,440	483,146
Weight average number of common shares outstanding – diluted	1,799,368	696,852	1,795,257	483,146

See the accompanying notes to the condensed consolidated financial statements.

5

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Net income (loss)	$(3,177,373)	$(3,453,150)	$3,212,482	$(62,157,538)
Foreign currency translation – unrealized gain (loss)	157,465	(228,267)	(25,349)	(90,635)
Comprehensive income (loss)	$(3,019,908)	$(3,681,417)	$3,187,133	$(62,248,173)

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid in	Non controlling	Retained Earnings (Accumulated)	Accumulated Other
	Shares	Amount	Capital	Interest	Deficit	Income	Total

Balances, January 1, 2023	126,673	$127	$50,618,137	$(316,509)	$(44,958,199)	$467,668	$5,811,224
Issuance of common stock to note holders	154,867	155	7,743,178	-	-	-	7,743,333
Exercise of warrants	73,324	73	14,527	-	-	-	14,600
Share-based compensation	4,650	5	(5)	-	-	-	-
Issuance of warrants	-	-	47,876,820	-	-	-	47,876,820
Foreign currency translation	-	-	-	-	-	51,365	51,365
Net loss for the three months ended March 31, 2023	-	-	-	-	(49,851,140)	-	(49,851,140)
Balances, March 31, 2023	359,514	$360	$106,252,657	$(316,509)	$(94,809,339)	$519,033	$11,646,202
Issuance of common stock to investors	19,060	19	(19)	-	-	-	-
Exercise of warrants	205,762	205	(4)	-	-	-	201
Share-based compensation	-	-	189,000	-	-	-	189,000
Foreign currency translation	-	-	-	-	-	86,267	86,267
Issuance of warrants	-	-	3,387,604	-	-	-	3,387,604
Net loss for the three months ended June 30, 2023	-	-	-	-	(8,853,248)	-	(8,853,248)
Balances, June 30, 2023	584,336	$584	$109,829,238	$(316,509)	$(103,662,587)	$605,300	$6,456,026
Exercise of warrants	229,807	230	(230)	-	-	-	-
Issuance of common stock consultant	30,000	30	(30)	-	-	-	-
Share-based compensation	-		(46,875)	-	-	-	(46,875)
Foreign currency translation	-	-	-	-	-	(228,267)	(228,267)
Net loss for the three months ended September 30, 2023	-	-	-	-	(3,453,150)	-	(3,453,150)
Balances, September 30, 2023	844,143	$844	$109,782,103	$(316,509)	$(107,115,737)	$377,033	$2,727,734

Balances, January 1, 2024	941,284	$942	$108,620,942	$(414,502)	$(113,278,588)	$723,303	$(4,347,903)
Issuance of common stock - investors	173,171	173	709,827	-	-	-	710,000
Issuance of common stock - conversions	24,195	24	99,175	-	-	-	99,199
Issuance of common stock – settlement of cash warrants	50,434	50	206,729	-	-	-	206,779
Issuance of common stock to noteholders	294,633	295	1,207,705	-	-	-	1,208,000
Issuance of common stock to board of directors and former employees	77,966	78	262,838	-	-	-	262,916
Issuance of common stock to consultants	145,779	146	492,547	-	-	-	492,693
Forgiveness of interest – related parties	-	-	3,006,896	-	-	-	3,006,896
Share-based compensation expense	-	-	33,938	-	-	-	33,938
Foreign currency translation	-	-	-	-	-	(177,477)	(177,477)
Net income for the three months ended March 31, 2024	-	-	-	(12)	1,940,975	-	1,940,963
Balances, March 31, 2024	1,707,462	$1,708	$114,640,597	$(414,514)	$(111,337,613)	$545,826	$3,436,004
Issuance of common stock - investors	200	0	455	-	-	-	455
Issuance of common stock to board of directors and former employees	32,835	33	108,506	-	-	-	108,539
Issuance of common stock to consultants	10,000	10	39,990	-	-	-	40,000
Forgiveness of interest – related parties	-	-	5,400,000	-	-	-	5,400,000
Foreign currency translation	-	-	-	-	-	(5,337)	(5,337)
Net income for the three months ended June 30, 2024	-	-	-	-	4,448,892	-	4,448,892
Balances, June 30, 2024	1,750,497	$1,751	$120,189,548	$(414,514)	$(106,888,721)	$540,489	$13,428,553
Issuance of common stock - investors	625,366	626	2,206,852	-	-	-	2,207,478
Share-based compensation expense	-	-	19,333	-	-	-	19,333
Foreign currency translation	-	-	-	-	-	157,465	157,465
Net loss for the three months ended September 30, 2024	-	-	-	-	(3,177,373)	-	(3,177,373)
Balances, September 30, 2024	2,375,863	$2,377	$122,415,733	$(414,514)	$(110,066,094)	$697,954	$12,635,456

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net income (loss)	$3,212,482	$(62,157,538)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,831,064	1,903,988
Impairment	-	292,748
Amortization of debt issuance costs	1,087,750	5,942,084
Amortization of prepaid share-based compensation	426,251	-
Loss on issuance of warrants	-	46,928,815
Share-based compensation	53,270	142,125
Provision for bad debts	-	608,356
Gain on sale of assets	-	5,897
Gain on extinguishment of liabilities	(7,427,193)	-
Gain on forgiveness of earnout	(6,100,000)	-
Changes in assets and liabilities:
Accounts receivable	(853,080)	(2,127,764)
Inventories	2,402,608	(2,903,490)
Prepaid expenses and other current assets	25,740	522,392
Accounts payable	450,652	600,101
Accrued expenses and other current liabilities	3,804,591	3,544,280

Net cash used in operating activities	(1,085,865)	(6,698,006)

Cash flows from investing activities:
Purchases of property and equipment	(47,685)	(117,403)
Purchases of developed technology	-	(246,468)
Proceeds from sale of property and equipment	-	181,000

Net cash used in investing activities	(47,685)	(182,871)

Cash flows from financing activities:
Net borrowings under lines of credit	375,000	2,575,000
Net proceeds from issuance of common stock	2,917,934	14,799
Net borrowings under convertible notes	-	3,150,000
Fees paid for financing costs	-	(664,389)
Repayments under convertible notes payable – related parties	(85,768)	(116,300)
Repayments under convertible notes payable	(4,915,000)	-

Net cash provided by (used in) financing activities	(1,707,834)	4,959,110

Net decrease in cash and cash equivalents	(2,841,384)	(1,921,767)
Cash and cash equivalents, beginning of the period	5,247,836	5,580,431
Cash and cash equivalents, end of the period	$2,406,452	$3,658,664

Supplemental disclosure of cash flow information:
Cash paid for interest	$843,101	$-
Cash paid for income taxes	$-	$-
Issuance of common stock to line of credit holders	$60,000	$-
Issuance of common stock to vendors for future services	$480,250	$-
Issuance of common stock to employees and directors for settlement of liabilities	$318,205	$-
Issuance of common stock to vendors for settlement of liabilities	$105,693	$-
Issuance of common stock to noteholders for settlement of accrued interest	$1,148,000	$-
Issuance of common stock to noteholders for settlement of cash warrant liabilities	$206,779	$-
Forgiveness of interest – related parties	$3,006,896	$-
Forgiveness of debt – related parties	$5,400,000	$-
Convertible shares under notes payable	$99,199	$7,742,559
Issuance of warrants to noteholders and placement agent	$-	$4,335,611
Original issue discount	$-	$555,000
Accrued placement agent fees for equity placement	$-	$960,000

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

As of September 30, 2024, Eightco had three wholly-owned subsidiaries: Forever 8, Ferguson Containers, Inc. (“Ferguson Containers”) and BlockHiro, LLC. Ferguson Containers owns 100% of 8co Holdings Shared Services, LLC. Eightco owns 51% of CW Machines, LLC which is consolidated under the voting interest entity model. Under the voting interest entity model, control is presumed by the holder of a majority voting interest unless noncontrolling shareholders have substantive participating rights. Forever 8 owns 100% of Forever 8 UK, Ltd and Forever 8 Fund EU Holdings BV.

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

Basis of Presentation.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2024 may not be indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2023 included in the Annual Report.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act, enacted on April 5, 2021, and has elected to comply with certain reduced public company reporting requirements.

Effective August 16, 2024. the Company effected a 1-for-5 reverse stock split of its common stock. Accordingly, all share and per-share amounts in the accompanying financial statements have been retroactively adjusted to reflect the reverse stock split.

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

Accounts Receivable. Accounts receivable are carried at their contractual amounts, less an estimated allowance for credit losses. Management estimates the allowance for credit losses using a loss-rate approach based on historical loss information, adjusted for management’s expectations about current and future economic conditions, as the basis to determine expected credit losses. Management exercises significant judgment in determining expected credit losses. Key inputs include macroeconomic factors, industry trends, the creditworthiness of counterparties, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Management believes that the composition of receivables at year-end is consistent with historical conditions as credit terms and practices and the client base has not changed significantly. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted. The allowance for credit losses was $67,350 as of September 30, 2024 and December 31, 2023, respectively.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets and Long-lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of its long-lived assets using undiscounted cash flows. If an asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. We record intangible assets based on their fair value on the date of acquisition. Intangible assets include the cost of developed technology, customer relationships, trademarks and tradenames. Intangible assets are amortized utilizing the straight-line method over their remaining economic useful lives, as follows: 10 years for developed technology, 7 years for customer relationships and 7 years for trademarks and tradenames. The Company reviews long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to an asset, an impairment loss equal to the remaining carrying value of the asset is recorded. The Company recorded impairment charges of $0 and $292,748 related to long-lived assets during the nine months ended September 30, 2024 and 2023, respectively. The Company did not record any impairment charges related to intangibles assets during the nine months ended September 30, 2024 and 2023, respectively.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for fulfilling those performance obligations. Revenue for product sales is recognized upon receipt by the customer. There are no contract assets or contract liabilities and therefore no unsatisfied performance obligations. One customer represented 51% and 50% of total revenues for the three and nine months ended September 30, 2024, respectively. One customer represented 79% and 78% of total revenues for the three and nine months ended September 30, 2023, respectively. The loss of this customer could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

Comprehensive income. The Company follows Accounting Standards Codification (“ASC”) 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. For the three and nine months ended September 30, 2024 and 2023, the Company recognized other comprehensive gain (loss) for foreign currency translation of $157,465 and $(228,267) and $(25,349) and $(90,635), respectively.

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

Exchange rates used for the translations are as follows:

	September 30, 2024	December 31, 2023
Spot
USD to EUR	$0.8929	$0.9009
USD to GBP	$0.7463	$0.7874

	September 30, 2024	September 30, 2023
Average
USD to EUR	$0.9212	$0.9434
USD to GBP	$0.7881	$0.8197

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating the basic and diluted net loss per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Weighted average shares outstanding – basic	1,799,368	696,852	1,515,440	483,146
Warrants for noteholders and placement agents	-	-	44,217	-
Warrants for equity investors	-	-	145,600	-
Shares to be issued	-	-	90,000	-
Weighted average shares outstanding – diluted	1,799,368	696,852	1,795,257	483,146

For the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2023, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive due to the net loss for each period.

	September 30, 2024	September 30, 2023

Convertible shares under notes payable	-	616,761
Warrants for noteholders and placement agents	44,217	596,926
Warrants for equity investors	145,600	145,600
Shares reserved for issuance for preferred units of Forever 8 Fund, LLC	-	43,000
Convertible notes payable issued in acquisition of Forever 8 Fund, LLC	43,598	55,000
Shares reserved for contingent consideration for acquisition of Forever 8 Fund, LLC	-	74,000
Shares to be issued	90,000	33,000
Total common stock equivalents	323,415	1,564,287

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

Income Taxes. The Company accounts for income taxes under the provisions of the FASB ASC Topic 740 “Income Taxes” (“ASC Topic 740”). The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of September 30, 2024 and 2023. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of comprehensive income. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, accounts payable and other current liabilities approximate fair values due to the short-term nature of these instruments. The Company’s long-term debt consists of $20,798,734, of which $11,500,000 is current. The estimated fair value of this debt approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market interest rates.

Concentration of Credit Risks. Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. Cash and cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. The Company has not experienced any significant losses on its deposits of cash and cash equivalents. In regard to trade receivables, the Company performs ongoing evaluations of its customers’ financial condition as well as general economic conditions and, generally, requires no collateral from its customers. As of September 30, 2024, the amount due from four customers represented approximately 37%, 13%, 12% and 11% of accounts receivable, respectively.

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

3. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. From inception through September 30, 2024, the Company has incurred losses resulting in an accumulated deficit of $110,066,094 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubts about the Company’s ability to continue as a going concern for a period of one year from the date of this Quarterly Report.

As of September 30, 2024, the Company had approximately $2.4 million in cash and cash equivalents as compared to $5.2 million at December 31, 2023. The Company expects that its current cash and cash equivalents, approximately $0.4 million as of the date of this Quarterly Report, will not be sufficient to support its projected operating requirements for at least the next 12 months from the date of this Quarterly Report.

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

4. RESTRUCTURING AND SEVERANCE

Restructuring and severance charges consist of the following for the nine months ended September 30, 2024 and 2023, respectively:

	September 30, 2024	September 30, 2023

Severance expense	$1,404,038	$940,000
Rent expense	10,800	614,658
Impairment	-	292,748
Total restructuring and severance	$1,414,838	$1,847,406

The changes in the carrying amount of restructuring and severance liabilities for the period from January 1, 2024 through September 30, 2024 consisted of the following:

Balance, January 1, 2024	$2,250,000
Additions and adjustments	1,485,000
Payments and adjustments	(1,202,844)
Balance, September 30, 2024	$2,532,156

The carry amount of $2,532,156 of restructuring and severance liabilities in included in accrued expenses on the condensed consolidated balance sheets.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Trade accounts receivable	$2,794,380	$1,941,300
Less: allowance for credit losses	(67,350)	(67,350)
Total accounts receivable	$2,727,030	$1,873,950

6. INVENTORIES

Inventories consist of the following at September30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Raw materials	$37,128	$22,116
Finished goods	4,114,822	6,657,791
Reserve for obsolescence	(500,000)	(600,000)
Total inventories	$3,651,950	$6,079,907

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Other current assets consist of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Advances for inventory purchases	$682,470	$517,228
Prepaid insurance	48,522	91,075
Deposits	69,119	4,994
Due from customer	-	106,846
Other	36,057	87,765
Total other current assets	$836,168	$807,908

8. LOAN HELD-FOR-INVESTMENT, RELATED PARTY

Loan held-for-investment, related party, represents a senior secured promissory note (the “Wattum Note”) from Wattum Management Inc., a non-controlling member of CW Machines, LLC, a related party. The Wattum Note bears interest of 5% per annum and a maturity date on October 12, 2026 with the entire outstanding principal and accrued interest due at maturity. The Wattum Note is secured by assets of Wattum Management, Inc. At September 30, 2024 and December 31, 2023, the principal amount of the loan held for investment was $2,224,252 and $2,224,252, respectively.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Building and building improvements	$781,985	$781,985
Equipment and machinery	4,799,126	4,752,663
Furniture and fixtures	278,665	284,049
Office and computer equipment	6,523	-
Vehicles	585,854	585,854
	6,452,153	6,404,551
Less: accumulated depreciation	(5,785,472)	(5,659,992)
Total property and equipment, net	$666,681	$744,559

Depreciation expense was $37,998 and $49,494 for the three months ended September 30, 2024, and 2023, respectively, and $125,479 and $148,486 for the nine months ended September 30, 2024 and 2023, respectively.

10. INTANGIBLE ASSETS, NET

Intangible assets consist of the following at September 30, 2024 and December 31, 2023:

	Useful Lives	September 30, 2024	December 31, 2023

Customer relationships	7 years	$7,100,000	$7,100,000
Developed technology	10 years	9,700,000	10,219,775
Trademarks and tradenames	7 years	2,200,000	2,200,000
		19,000,000	19,519,775
Less: accumulated amortization		(4,597,142)	(3,411,332)
Total intangible assets, net		$14,402,858	$16,108,443

Amortization expense was $556,299 and $594,754 for the three months ended September 2024 and 2023, respectively, and $1,705,585 and $1,755,500 for the nine months ended September 30, 2024 and 2023, respectively.

Amortization expense for the next five years is as follows:

For the years ending December 31,
2024 (excluding the nine months ended September 30, 2024)	$574,644
2025	2,298,571
2026	2,298,571
2027	2,298,571
2028	2,298,571
Thereafter	4,633,930
$14,402,858

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. GOODWILL

The changes in the carrying amount of goodwill for the period from January 1, 2024 through September 30, 2024 consisted of the following:

Balance, January 1, 2024	$22,324,588
Additions and adjustments	-
Balance, September 30, 2024	$22,324,588

12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Payroll and related benefits	$1,751,920	$103,268
Payroll and related benefits – related parties	1,303,969	1,728,231
Professional fees	158,000	-
Accrued taxes	13,822	-
Accrued settlement liability for equity holders of Forever 8	-	206,779
Accrued interest	189,612	80,486
Accrued interest – related parties	1,673,435	3,660,669
Accrued rent	120,000	1,050,000
Other	350,544	357,242
Total accrued expenses and other current liabilities	$5,561,302	$7,186,675

13. DUE TO AND FROM FORMER PARENT

As of September 30, 2024, and December 31, 2023, the amount due to Vinco consists of net amounts related to management fees and borrowings for working capital and financing needs of Eightco as well as other operating expenses that were paid for on behalf of one to the other. As of September 30, 2024, and December 31, 2023, the net amount due to Former Parent was $480,000 and $6,977,193, respectively. The Company entered into an agreement with Vinco on the amounts owed related to the spinoff.

On June 20, 2024, the Company and Vinco, its former parent, entered into an agreement (the “Vinco Amendment”) whereby Vinco agreed to accept the following payment terms to resolve all outstanding liabilities of the Company under the Vinco Agreement:

●	On the first of each month from July 1, 2024 through September 1, 2024, the Company is to deliver to Vinco $15,000, or an aggregate of $45,000;

●	On the first of each month starting October 1, 2024 through December 1, 2024, the Company will deliver to Vinco $25,000, or an aggregate of $75,000; and

●	On the first of each month starting January 1, 2025 through December 31, 2025, the Company will deliver to Vinco $30,000, or an aggregate of $360,000; provided that, in the Company’s sole discretion, it may satisfy this 2025 payment obligation through the issuance to Vinco of an aggregate of 144,000 shares of common stock of the Company (the “Shares”) on January 15, 2025.

In the event the Company determines to satisfy the 2025 payment obligation through the issuance of the Shares, the Company will ensure that such Shares are registered for resale with the Securities and Exchange Commission such that such Shares may be freely traded by Vinco after their issuance.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. DUE TO AND FROM FORMER PARENT (continued)

Upon payment of the amounts referenced above, the remaining amounts owed and due under the Vinco Agreement will be cancelled and all obligations of both the Company and Vinco pursuant to the Agreement will be deemed fully satisfied.

Forgiveness of the amount due to former parent for the three months ended September 30, 2024 and 2023 was $0 and $0, respectively, and $6,497,193 and $0 for the nine months ended September 30, 2024 and 2023, respectively.

14. LINES OF CREDIT

Principal due under the lines of credit was as follows at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Lines of credit 15% - 18%	$3,725,000	$3,200,000

The lines of credit matured on September 30, 2024, with an extension available at the Company’s option. The Company has extended the maturity dates to June 30, 2025 with an option to extend to September 30, 2025.

Interest expense under lines of credit was $178,951 and $60,123 for the three months ended September 30, 2024, and 2023, respectively, and $486,171 and $79,479 for the nine months ended September 30, 2024 and 2023, respectively.

15. LINES OF CREDIT – RELATED PARTIES

Principal due under the lines of credit – related parties was as follows at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Lines of credit 15% - 18%	$3,275,000	$3,425,000

Interest expense under lines of credit – related parties was $119,014 and $109,839 for the three months ended September 30, 2024 and 2023, respectively, and $371,084 and $262,337 for the nine months ended September 30, 2024 and 2023, respectively.

16. CONVERTIBLE NOTES PAYABLE

Principal due under the convertible note payable was as follows at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Note payable, 0%	-	4,637,250
Less: debt discount	-	-
Note payable, net	$-	$4,637,250

Interest expense under the convertible notes payable for the three months ended September 30, 2024 and 2023 was $0 and $2,449,627, respectively, of which $0 and $1,698,999, respectively, was related to amortization of the debt discount, and for the nine months ended September 30, 2024 and 2023, $277,750 and $5,942,084, respectively, of which $277,750 and $3,492,457, respectively, was related to amortization of the debt discount. The Company recognized a gain on extinguishment of $0 and $160,000 related to the forgiveness of accrued debt issuance costs for the three and nine months ended September 30, 2024.

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

Pursuant to the Prepayment Agreement, the Company agreed to make an aggregate payment of $8,215,000 (the “Aggregate Payment Amount”) to Hudson Bay in six installments, of which an initial payment remitted in October 2023 of $3,000,000 was allocated towards repayment in full of the remaining $2,000,000 of the January 2022 Note, $340,000 partial repayment of the March 2023 Note and $660,000 for the redemption in full of the March 2023 Warrant (the “Initial Payment”). The remaining five installments, which range from $150,000 to $2,275,000 and are allocated towards the remaining principal of the March 2023 Note as specified in the Prepayment Agreement, are due on the fifteenth day of each month, beginning on November 15, 2023 and ending on March 15, 2024. At its option, the Company may prepay any monthly installment prior to its respective due date. During the nine months ended September 30, 2024, the Company remitted a total of $4,915,000 in payments.

On February 26, 2024, pursuant to the Prepayment Agreement, the Company paid to Hudson Bay a final payment of $365,000 in remaining principal due under the March 2023 Note.

January 2022 Offering

On January 26, 2022, the Company, entered into a Securities Purchase Agreement (the “Note Securities Purchase Agreement”) with an accredited investor (the “Note Investor”) for the issuance and sale of a Senior Convertible Note with an initial principal amount of $33,333,333 (the “January 2022 Note”) at a conversion price of $10.00 per share of Eightco’s Common Stock with a purchase amount of $30,000,000 and an original issue discount of $3,333,333, a warrant (the “January 2022 Warrant”) to purchase up to 13,333 shares of Common Stock with an initial exercise price of $10.00 per share of Common Stock (the “Note Private Placement”). In addition, the Company issued a warrant to the placement agent to purchase up to 213 shares of Common Stock with an initial exercise price of $10.00 per share of Common Stock. The warrants vest immediately, expiring on May 16, 2027 and had an estimated fair value of $3,905,548. The Company recorded a debt discount of $7,798,881 which consists of the original issue discount of $3,333,333, the fair value of the warrants of $3,905,548 and placement agent fees of $560,000. The discount will be amortized over the term of the convertible note payable. The entire outstanding principal balance and any outstanding fees or interest shall be due and payable in full on the third anniversary of the date the note is issued, May 5, 2022. The January 2022 Note does not bear interest, provided, however, that the Note will bear interest at 18% per annum upon the occurrence of an event of default. Eightco and the Note Investor closed the transaction contemplated by the Note Securities Purchase Agreement on May 5, 2022. In connection with the Note Private Placement, the Company also entered into a Registration Rights Agreement (the “January 2022 Registration Rights Agreement”) with the Note Investor, and, upon the closing, entered into a Security Agreement, a Pledge Agreement and various ancillary certificates, disclosure schedules and exhibits in support thereof prior to the closing of the Note Securities Purchase Agreement.

On July 28, 2022, the Company entered into an Amendment Agreement (the “July 2022 Amendment Agreement”) with the Note Investor to amend the Note Securities Purchase Agreement, the January 2022 Note, and that certain January 2022 Registration Rights Agreement.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16. CONVERTIBLE NOTES PAYABLE (continued)

Pursuant to the July 2022 Amendment Agreement, the Company released an aggregate of $29,000,000 (the “Released Funds”) from the restricted funds account maintained in accordance with the Note Securities Purchase Agreement (the “Restricted Funds Account”) and, going forward, must deposit 50% of any Warrant Exercise Cash (as defined in the July 2022 Amendment Agreement) into the Restricted Funds Account. As required by the July 2022 Amendment Agreement, the Company used $22,000,000 of the Released Funds to repurchase from the Investor $22,000,000 of the principal of the January 2022 Note. Pursuant to the July 2022 Amendment Agreement, the conversion price of the balance of the January 2022 Note that remains was voluntarily adjusted to $1.06 (the “Adjustment”). The July 2022 Amendment Agreement also amended the January 2022 Registration Rights Agreement. to require the Company to register (i) the number of shares of common stock equal to 200% of the shares issuable upon conversion of the January 2022 Note and (ii) the number of shares of common stock equal to 200% of the shares issuable upon exercise of the warrant issued under the Note Securities Purchase Agreement, assuming all cash has been released from the Restricted Funds Account and the number of shares of common stock issuable upon exercise of the January 2022 Warrant issued under the Note Securities Purchase Agreement has been adjusted in accordance with Section 3(c) of the warrant. The July 2022 Amendment Agreement requires the Company to register additional shares of its common stock underlying the January 2022 Note. Accordingly, the Company filed a registration statement on Form S-1 dated August 12, 2022 (the “August S-1”) with the Securities and Exchange Commission. The August S-1 includes 60,201 shares of the Company’s common stock issuable upon the conversion of the January 2022 Note as a result of the Adjustment.

17. CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

The convertible notes payable, related party were issued as part of consideration for the acquisition of Forever 8. The discount was calculated based on the fair value of the instrument as of October 1, 2022. Principal due under the convertible note payable – related parties was as follows at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Notes payable, 12%	21,798,734	27,383,700
Less: current portion	11,500,000	11,500,000
Notes payable, long-term potion	$10,298,734	$15,883,700
Less: debt discount	1,000,000	1,750,000
Notes payable, long-term portion, net	9,298,734	14,133,700

Interest expense under convertible notes payable – related parties was $1,225,473 and $187,000 of which $250,000 and $250,000 was related to amortization of the debt discount, for the three months ended September 30, 2024 and 2023, respectively, and $2,262,635 and $2,061,000, of which $750,000 and $750,000 was related to amortization of the debt discount, for the nine months ended September 30, 2024 and 2023, respectively. The Company recognized a capital contribution in additional paid in capital of $0 and $3,006,896 related to the forgiveness of accrued interest for the three and nine months ended September 30, 2024, respectively.

On March 17, 2024, the Company entered into an agreement to amend certain provisions of the Seller Notes (the “Seller Notes Amendment”) previously issued under the terms of the MIPA. Pursuant to the Seller Notes Amendment, the Sellers agreed, among other things, to (i) forgive, without the payment of any additional consideration, accrued interest on the Seller Notes in an aggregate amount of approximately $3.0 million, (ii) convert approximately $1.1 million of accrued interest on the Seller Notes into 1.4 million shares of common stock of the Company, and (iii) defer interest and any payments due on the Seller Notes until October 30, 2024. In addition, effective March 17, 2024, the Sellers waived any right to receive any earnout consideration as provided for in the MIPA. The Company recognized a gain on forgiveness of earnout of $0 and $6,100,000 for the three and nine months ended September 30, 2024.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17. CONVERTIBLE NOTES PAYABLE – RELATED PARTIES (continued)

On March 27, 2024, the Company issued 24,195 shares of common stock to convert $99,199 of principal under the convertible notes payable – related parties.

Debt Forgiveness Agreement

On June 14, 2024, the Company entered into an agreement (the “Note Amendment”) in connection with the previously disclosed Membership Interest Purchase Agreement, dated September 14, 2022 (as amended, the “MIPA”), by and among the Company, Forever 8, the former members of Forever 8 (collectively, the “Sellers”) and Paul Vassilakos, in his capacity as representative of the Sellers.

Pursuant to the Note Amendment, Sellers forgave, without the payment of any additional consideration, principal on the promissory notes issued to the Sellers at the closing of the transactions contemplated by the MIPA in an aggregate amount of $5.4 million. The Company recognized a capital contribution in additional paid in capital of $0 and $5,400,000 related to the forgiveness of debt for the three and nine months ended September 30, 2024, respectively.

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

Income tax expense was $0 and $0 for the three and nine months ended September 30, 2024. There is no income tax expense for the income generated for the nine months ended September 30, 2024, since the Company has sufficient net operating losses to offset these earnings. Income tax (benefit) expense for the three and nine months ended September 30, 2023 was $0 and $0, respectively. There is no income tax benefit for the losses for the three and nine months ended September 30, 2024 and 2023 and for the nine months ended September 30, 2023, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits. The Company has recorded a full valuation allowance on net operating losses.

There are no unrecognized tax benefits and no accruals for uncertain tax positions.

As of September 30, 2024, the Company had a net operating loss carryforward for federal income tax purposes of approximately $5,543,056 and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The Company’s federal net operating loss carryforward begins to expire in 2041.

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

ATM Agreement

On April 25, 2024, the Company entered into an At-The-Market Issuance Sales Agreement (the “ATM Agreement”) with Univest Securities, LLC, as the sales agent (the “Agent”), pursuant to which the Company may offer and sell, from time to time through or to the Agent, as sales agent or principal, shares of common stock having an aggregate offering price of up to $2,000,000. On September 25, 2024, the Company entered into an amendment to this agreement which increased the aggregate offering amount to $2,750,000.

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

As of September 30, 2024, the Company had sold 627,390 shares of common stock for net proceeds of $2,207,933 under the ATM Agreement.

Common stock issuances during the nine months ended September 30, 2024:

On January 30, 2024, the Company issued 11,247 shares of common stock fair valued at $34,866 to satisfy a portion of the outstanding severance due to the former employee.

On February 28, 2024, the Company issued 15,500 shares of common stock fair valued at $48,050 to satisfy a portion of the outstanding severance due to the former employee.

On February 22, 2024, the Company issued 25,779 shares of common stock fair valued at $105,693 to satisfy outstanding fees for services performed due to the consultant.

On March 19, 2024, the Company issued 60,000 shares of common stock fair valued at the time it was granted of $171,000 to a consultant for services performed related to investor relations. The Company recorded the fair value as prepaid expenses on balance sheet and will amortize the expense ratably over 6 months. The Company recorded stock-based compensation expense for the three and nine months ended September 30, 2024, of $85,500 and $142,500, respectively.

On March 27, 2024, the Company issued 279,999 shares of common stock fair valued at $1,147,995 to satisfy a portion of the convertible notes payable due to the sellers of Forever 8.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19. STOCKHOLDERS’ EQUITY (continued)

On March 27, 2024, the Company issued 60,000 shares of common stock fair valued at the time it was granted of $216,000 to a consultant for services performed related to Forever 8. The Company recorded the fair value as prepaid expenses on balance sheet and will amortize the expense ratably over 12 months. The Company recorded stock-based compensation expense for the three and nine months ended September 30, 2024, of $54,000 and $108,000, respectively.

On March 27, 2024, the Company issued 51,220 shares of common stock fair valued at $180,000 to the independent board of directors to satisfy deferred amounts due for services performed.

On March 27, 2024, the Company issued 173,171 shares of common stock fair valued at $710,000 to investors related to proceeds received in a private investment in a public entity.

On March 27, 2024, the Company issued 50,434 shares of common stock fair valued at $206,799 to satisfy the cash settlement warrants assumed in the Forever 8 acquisition.

On March 27, 2024, the Company issued 24,195 shares of common stock fair valued at $99,199 to certain former Forever 8 security holders, pursuant to the settlement agreements by and among the Company and certain former Forever 8 security holders, as consideration for the immediate termination of the Company’s obligation to deliver such to the former Forever 8 security holders the consideration provided for in the MIPA. The Company recorded the fair value as a reduction of the convertible notes payable – related parties.

On March 28, 2024, the Company issued 14,634 shares of common stock fair valued at $60,000 to certain holders of the Series D Loan and Security Agreement. The Company recorded the fair value as interest expense on statement of comprehensive income (loss). The Company recorded interest expense for the three and nine months ended September 30, 2024 of $- and $60,000, respectively.

On April 9, 2024, the Company issued a total of 10,000 shares of common stock fair valued at $40,000 at the time it was granted to a consultant. The Company recorded the fair value as prepaid expenses on balance sheet and will amortize the expense ratably over 4.5 months. The Company recorded stock-based compensation expense for the three and nine months ended September 30, 2024 of $26,667, respectively.

On April 9, 2024, the Company issued a total of 15,000 shares of common stock fair valued at $53,250 at the time it was granted to a consultant. The Company recorded the fair value as prepaid expenses on balance sheet and will amortize the expense ratably over 4 months. The Company recorded stock-based compensation expense for the three and nine months ended September 30, 2024, of $39,938, respectively.

On April 10, 2024, the Company issued 17,835 shares of common stock valued at $55,289 to satisfy a portion of the outstanding severance due to a former employee.

On August 8, 2024, the Company held a special meeting of stockholders to approve a proposal to amend to the Company’s Certificate of Incorporation to effect a reverse stock split of all of the outstanding shares of the Company’s common stock at a ratio of 1-for-5 Stockholders approved the reverse stock split at the meeting.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19. STOCKHOLDERS’ EQUITY (continued)

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

On October 19, 2022, the Company entered into a commercial lease agreement with Foxx Trot Tango, LLC to lease approximately 25 acres of land, including approximately 250,000 square feet of warehouse space in Sylvester, Georgia for $87,500 on a month-to-month basis, effective July 2022. On May 8, 2023, the Company elected to terminate the lease agreement effective as of September 30, 2023.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

20. COMMITMENTS AND CONTINGENCIES (continued)

Rent expense was $65,835 and $87,153 for the three months ended September 30, 2024, and 2023, respectively, and $190,618 and $777,779 for the nine months ended September 30, 2024 and 2023, respectively.

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

Earned Shares: Issuance of 1,200 shares of common stock of Eightco (“Eightco Shares”). The Company recorded $609,000 of share-based compensation related to the Eightco Shares.

Milestone 1: In the event that the Company generates a minimum of $5,500,000 in annualized booked revenues from the operation of the Musician & Artist Platform (“Attributed Revenue”) ending eight (8) months following the Effective Date (“Tranche 1 Milestone Date”), the Emmersive Parties shall receive 400 restricted Eightco Shares (“Tranche One”) within thirty (30) after the Tranche 1 Milestone Date. In the event that the Company does not satisfy this milestone for any reason by the Tranche 1 Milestone Date, the Emmersive Parties shall have no rights to the additional Eightco Shares.

Milestone 2: After the Effective Date, in the event the Company generates a minimum of $26,500,000 in annualized Attributed Revenues in any three-calendar month period ending on or before September 30, 2023, from the Musician & Artist Platform, the Emmersive Parties shall receive an additional 400 restricted Eightco Shares (“Tranche Two”). In the event Milestone Two is achieved, then Milestone One shall also be deemed to have been achieved. In the event that the Company does not satisfy Milestone Two for any reason by September 30, 2023, the Emmersive Parties shall have no rights to Tranche Two.

Milestone 3: After the Effective Date in the event that Buyer generates a minimum of $60,000,000 in annualized Attributed Revenues in any three-calendar-month period ending on or before September 30, 2024, from the Musician & Artist Platform, the Emmersive Parties shall receive an additional 400 restricted Eightco Shares (“Tranche Three”). In the event Milestone Three is achieved, then Milestones One and Two shall also be deemed to have been achieved. In the event that the Company does not satisfy Milestone Three for any reason by September 30, 2024, time being of the essence, the Emmersive Parties shall have no rights to Tranche Three. In the event that the Company satisfies Milestone Three in the time prescribed they shall have the right to receive an additional 400 restricted shares of Eightco Shares (“Bonus Tranche”). In the event that the Company does not satisfy Milestone Three for any reason, the Emmersive Parties shall have no rights to the Bonus Tranche.

None of the above milestones were met as of September 30, 2024 and the business operations were abandoned and no further milestones were expected to be met in the future.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

21. SEGMENTING REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three and nine months ended September 30, 2024 were the Inventory Management Solutions segment and the Corrugated segment. The Company’s chief operating decision maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of September 30, 2024 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

21. SEGMENTING REPORTING (continued)

Segment information available with respect to these reportable business segments for the three and nine months ended September 30, 2024 and 2023 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Inventory Management Solutions	$6,056,046	$20,732,505	$19,298,336	$53,545,749
Corrugated	1,616,349	2,602,083	5,010,892	6,225,707
Total segment and consolidated revenues	$7,672,395	$23,334,588	$24,309,228	$59,771,456

Cost of revenues:
Inventory Management Solutions	$4,451,183	$18,880,548	$14,980,680	$48,339,198
Corrugated	1,174,341	1,706,736	3,618,104	4,335,968
Total segment and consolidated cost of revenues	$5,625,524	$20,587,284	$18,598,784	$52,675,166

Gross profit:
Inventory Management Solutions	$1,604,863	$1,851,957	$4,317,656	$5,206,551
Corrugated	442,008	895,347	1,392,788	1,889,739
Total segment and consolidated gross profit	$2,046,871	$2,747,304	$5,710,444	$7,096,290

Income (loss) from operations:
Inventory Management Solutions	$(501,498)	$(254,543)	$(2,130,509)	$(1,272,307)
Corrugated	83,610	511,953	361,101	757,272
Corporate	(1,258,432)	(944,953)	(4,581,357)	(6,466,943)
Total segment and consolidated income (loss) from operations	$(1,676,320)	$(687,543)	$(6,350,765)	$(6,981,978)

Depreciation and amortization:
Inventory Management Solutions	$574,642	$574,643	$1,793,538	$1,735,389
Corrugated	37,992	49,495	125,481	148,488
Total segment and consolidated depreciation and amortization	$612,634	$624,138	$1,919,019	$1,883,877

Revenues by geography:
North America	$3,019,930	$4,183,248	$9,688,102	$11,243,620
Europe	4,652,465	19,151,340	14,621,126	48,527,836
Total geography and consolidated revenues	$7,672,395	$23,334,588	$24,309,228	$59,771,456

Segment capital expenditures:
Inventory Management Solutions			$-	$-
Corrugated			47,685	114,312
Corporate			-	-
Total segment and consolidated capital expenditures			$47,685	$114,312

Segment total assets:
Inventory Management Solutions			$44,285,657	$51,785,923
Corrugated			1,981,626	3,009,631
Corporate			2,972,168	5,490,894
Total segment and consolidated assets			$49,239,979	$60,286,448

22. SUBSEQUENT EVENTS

The Company sold a total of 65,500 shares of common stock from October 1, 2024 through the date of this report for net proceeds of $136,313 under its ATM Agreement.

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

As of the date of this filing, a total of 692,890 shares have been sold under the ATM Agreement.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no changes to our critical accounting policies during the nine months ended September 30, 2024. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, as well as in our consolidated financial statements and the footnotes thereto, included in the Annual Report on Form 10-K.

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

Results of Operations

Three Months Ended September 30, 2024 versus Three Months Ended September 30, 2023

The following table sets forth information comparing the components of net (loss) income for the three months ended September 30, 2024 and 2023:

	Three months Ended September 30,		Period over Period Change
	2024	2023	$	%

Revenues, net	$7,672,395	$23,334,588	$(15,662,193)	-67.12%
Cost of revenues	5,625,524	20,587,284	(14,961,760)	-72.67%
Gross profit	2,046,871	2,747,304	(700,433)	-25.50%

Operating expenses:
Selling, general and administrative	3,723,191	3,247,561	475,630	14.65%
Restructuring and severance	-	187,286	(187,286)	-100.00%
Operating (loss)	(1,676,320)	(687,543)	(988,777)	143.81%

Other (expense) income:
Interest (expense)	(1,525,274)	(2,795,169)	1,269,895	-45.43%
Gain on extinguishment of liabilities	-	-	-	0.00%
Other income	24,221	29,562	(5,341)	-18.07%
Total other (expense) income, net	(1,501,503)	(2,765,607)	1,264,837	-45.72%
Income (loss) before income taxes	(3,177,373)	(3,453,150)	276,060	-7.99%
Income tax expense (benefit)	-	-	-	0.00%
Net income (loss)	$(3,177,373)	$(3,453,150)	$276,060	-7.99%

Revenue

For the three months ended September 30, 2024, revenues decreased by $15,662,193 or 67.12%, as compared to the three months ended September 30, 2023. The decrease was largely attributable to the decreased sale of goods from revenue derived from the inventory management solutions business due to the Company’s utilization of capital to repay its outstanding convertible notes payable.

Cost of Revenues

For the three months ended September 30, 2024, cost of revenues decreased by $14,961,760 or 72.67%, as compared to the three months ended September 30, 2023. The decrease was largely attributable to the decrease in total revenues for our inventory management solutions business.

Gross Profit

For the three months ended September 30, 2024, gross profit decreased by $700,433 or 25.50%, as compared to the three months ended September 30, 2023. The decrease was largely attributable to a decrease in lower margin sales in the inventory management solutions business.

Operating Expenses

Selling, general and administrative expenses were $3,723,191 and $3,247,561 for the three months ended September 30, 2024 and 2023, respectively, representing a increase of $475,630, or 14.65%. The increase was largely attributable to an increase in professional fees for investor relations activities.

Restructuring and severance were $0 and $187,286 for the three months ended September 30, 2024 and 2023, respectively, representing an decrease of $187,286, or 100.00%.

Interest Expense

Interest expense was $1,525,274 for the three months ended September 30, 2024, versus $2,795,169 for the three months ended September 30, 2023. The decrease in interest expense was largely attributable to the repayment of convertible notes in a prior period.

Income Tax Expense

Income tax expense was $0 and $0 for the three months ended September 30, 2024 and 2023, respectively.

Net Income (Loss)

Net loss was $3,177,373 for the three months ended September 30, 2024, versus $3,453,150 for the three months ended September 30, 2023.

Nine Months Ended September 30, 2024 versus Nine Months Ended September 30, 2023

The following table sets forth information comparing the components of net (loss) income for the nine months ended September 30, 2024 and 2023:

	Nine months Ended September 30,		Period over Period Change
	2024	2023	$	%

Revenues, net	$24,309,228	$59,771,456	$(35,462,228)	-59.33%
Cost of revenues	18,598,784	52,675,166	(34,076,382)	-64.69%
Gross profit	5,710,444	7,096,290	(1,385,846)	-19.53%

Operating expenses:
Selling, general and administrative	10,646,371	13,785,520	(3,139,149)	-22.77%
Restructuring and severance	1,414,838	292,748	1,122,090	383.30%
Operating (loss) income	(6,350,765)	(6,981,978)	631,213	-9.04%

Other (expense) income:
Interest (expense)	(4,047,639)	(8,344,729)	4,297,090	-51.49%
Gain on extinguishment of liabilities	7,427,193	-	7,427,193	100.00%
Gain on forgiveness of earnout	6,100,000	-	6,100,000	100.00%
Loss on issuance of warrants	-	(46,928,815)	46,928,815	-100.00%
Other income	83,693	97,984	(14,291)	-14.59%
Total other income (expense), net	9,563,247	(55,175,560)	64,738,807	-117.33%
Income (loss) before income taxes	3,212,482	(62,157,538)	65,370,020	-105.17%
Income tax expense (benefit)	-	-	-	0.00%
Net income (loss)	$3,212,482	$(62,157,538)	$65,370,020	-105.17%

Revenue

For the nine months ended September 30, 2024, revenues decreased by $35,462,228 or 59.33%, as compared to the nine months ended September 30, 2023. The decrease was largely attributable to the decreased sale of goods from the revenue derived from the inventory management solutions business.

Cost of Revenues

For the nine months ended September 30, 2024, cost of revenues decreased by $34,076,382 or 64.69%, as compared to the nine months ended September 30, 2023. The decrease was largely attributable to the decrease in total revenues for our inventory management solutions business.

Gross Profit

For the nine months ended September 30, 2024, gross profit decreased by $1,385,846 or 19.53%, as compared to the nine months ended September 30, 2023. The decrease was largely attributable to a decrease in revenue derived from the inventory management solutions business.

Operating Expenses

Selling, general and administrative expenses were $10,643,371 and $13,785,520 for the nine months ended September 30, 2024 and 2023, respectively, representing a decrease of $3,139,149, or 22.77%. The decrease was largely attributable to the decrease in professional fees, payroll costs, insurance expense and rent expense.

Restructuring and severance were $1,414,838 and $292,748 for the nine months ended September 30, 2024 and 2023, respectively, representing an increase of $1,122,090, or 383.30%. The increase was largely attributable to the accrual of severance and payroll related expenses.

Interest Expense

Interest expense was $4,047,639, for the nine months ended September 30, 2024, versus $8,344,729 for the nine months ended September 30, 2023. The decrease in interest expense was largely attributable to the repayment of convertible notes in a prior period.

Gain on Extinguishment of Liabilities

Gain on extinguishment of liabilities was $7,427,193, for the nine months ended September 30, 2024, versus $0 for the nine months ended September 30, 2023. The increase in gain on extinguishment of liabilities was attributable to the reduction in liability due to its former parent under the terms of the Vinco Amendment and Lease Amendment dated June 20, 2024.

Gain on Forgiveness of Earnout

Gain on forgiveness of earnout was $6,100,000 for the nine months ended September 30, 2024 versus $0 for the nine months ended September 30, 2023. The increase in change in fair value of earnout was related to the forfeiture of the earnout shares by the sellers of Forever 8.

Loss on Issuance of Warrants

Loss on issuance of warrants was $0, for the nine months ended September 30, 2024, versus ($46,928,815) for the nine months ended September 30, 2023. The decrease is due to no warrant amendments and the significant decrease in the number of outstanding warrants as of September 30, 2024.

Other Income (Expense)

Other income (expense) was $83,693 for the nine months ended September 30, 2024 versus $97,984 for the nine months ended September 30, 2023.

Income Tax Expense

Income tax expense was $0 for the nine months ended September 30, 2024 and 2023.

Net Income (Loss)

Net income was $3,212,482 for the nine months ended September 30, 2024, versus a net loss of $62,157,538 for the nine months ended September 30, 2023. The increase in net income was largely attributable to total other income (loss) of $9,563,247 for the nine months ended September 30, 2024 versus $(55,175,560) for the nine months ended September 30, 2023.

Liquidity and Capital Resources

As reflected in the accompany financial statements for the nine months ended September 30, 2024, the Company had net income of $3.2 million and as of September 30, 2024, had stockholders’ equity of $12.6 million and approximately $2.4 million in cash and cash equivalents as compared to $5.2 million at December 31, 2023. The Company expects that its current cash and cash equivalents are not sufficient to support its projected operating requirements for at least the next 12 months from this date. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

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

Cash Flows

Since inception, Eightco and its subsidiaries have primarily used its available cash to fund its operations. The following table sets forth a summary of cash flows for the periods presented:

	For the Nine months Ended September 30,
	2024	2023
Cash provided by (used in):
Operating Activities	$(1,085,865)	$(6,698,006)
Investing Activities	(47,685)	(182,871)
Financing Activities	(1,707,834)	4,959,110
Net increase (decrease) in cash	$(2,841,384)	$(1,921,767)

Cash Flows for the Nine Months Ended September 30, 2024 and 2023

Operating Activities

Net cash (used in) operating activities was $(1,085,865) during the nine months ended September 30, 2024, which consisted primarily of net income of $3,212,482, depreciation and amortization of $1,831,064, amortization of debt issuance costs of $1,087,750, and changes in assets and liabilities of $5,830,511 offset largely by gain on extinguishment of liabilities of $7,427,193 and gain on forgiveness of earnout of $6,100,000. Net cash (used in) operating activities was ($6,698,006) during the nine months ended September 30, 2023, which consisted primarily of a net loss of $62,157,538 offset largely by amortization of debt issuance costs of $5,942,084 and loss on issuance of warrants of $46,928,815 and changes in assets and liabilities of ($364,481).

Investing Activities

Net cash (used in) investing activities was $(47,685) during the nine months ended September 30, 2024 compared to ($182,871) for the nine months ended September 30, 2023. The decrease in net cash used in investing activities is largely attributable to the decrease in purchases of property and equipment and licensing agreements during the nine months ended September 30, 2024.

Financing Activities

Net cash (used in) provided by financing activities was $(1,707,834) during the nine months ended September 30, 2024 compared to $4,959,110 for the nine months ended September 30, 2023. This increase of cash used in financing activities was largely attributable to proceeds used for the repayments of convertible notes payable of $4,915,000 offset by proceeds of $2,917,934 from sale of common stock under the ATM in relation to the nine months ended September 30, 2023.

The Company did not have any off-balance sheet arrangements as of September 30, 2024.

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

Management has concluded that the material weakness described above currently exists as of September 30, 2024. The Company plans to engage with outside consultants to strengthen its capabilities and help the Company in the design and assessment of its internal controls over financial reporting to further reduce and remediate existing control deficiencies during 2024 and 2025.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2024, there were no changes in our internal control over financial reporting that materially affected our internal control over financial reporting as of September 30, 2024.

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

ITEM 1A. RISK FACTORS

Our business and common stock are subject to a number of risks and uncertainties. The discussion of such risks and uncertainties may be found under “Risk Factors” in the Company’s annual report on Form 10-K filed with the SEC on April 2, 2024. There have been no material changes to these risks during the three months ended September 30, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(b) Exhibits

The following documents are filed as exhibits hereto:

Exhibit No.	Description

3.1	Amendment to Amended and Restated Certificate of Incorporation (previously filed with the Securities and Exchange Commission as Exhibit 3.1 to the Current Report on Form 8-K dated August 13, 2024)

10.1	Loan and Security Agreement and Promissory Note between Forever 8 Fund, LLC and Kevin O’Donnell (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Current Report on Form 8-K dated August 22, 2023)

10.2	Loan and Security Agreement and Promissory Note between Forever 8 Fund, LLC and Joseph Johnston (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Current Report on Form 8-K dated August 22, 2023)

10.3	Loan and Security Agreement and Promissory Note between Forever 8 Fund, LLC and Todd Kuimjian (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Current Report on Form 8-K dated August 25, 2023)

10.4	Prepayment and Redemption Agreement, dated as of October 23, 2023, by and between Eightco Holdings Inc. and the investor signatory thereto (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Current Report on Form 8-K dated October 24, 2023)

10.5	Loan and Security Agreement Series B (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Current Report on Form 8-K dated October 24, 2023)

10.6	Lender Joinder Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Current Report on Form 8-K dated October 24, 2023)

10.7	Loan and Security Agreement Series C (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Current Report on Form 8-K dated October 24, 2023)

10.8	Form of Securities Purchase Agreement, dated as of February 26, 2024, by and between Eightco Holdings Inc. and the investors named therein (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)

10.9+	General Release and Severance Agreement, dated as of February 26, 2024, by and between Eightco Holdings Inc. and Brian McFadden (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)

10.10+	General Release and Severance Agreement, dated as of February 26, 2024, by and between Eightco Holdings Inc. and Brett Vroman (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)

10.11+	Consulting Agreement, dated as of February 22, 2024, by and between Eightco Holdings Inc. and CXO Lite, LLC (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)

10.12	Series D Loan and Guaranty Agreement, dated as of March 15, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Current Report on Form 8-K dated March 18, 2024)

10.13	Subordination Agreement, dated as of March 15, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.14	Intercreditor Agreement, dated as of March 15, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.15	Seller Notes Amendment, dated as of March 17, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.16+	First Amendment to the General Release and Severance Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Brian McFadden (previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.17+	General Release and Severance Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Kevin O’Donnell (previously filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.18+	Employment Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.19+	Indemnification Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.20	Form of Non-Qualified Stock Option Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.21	At the Market Issuance Sales Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Current Report on Form 8-K dated April 25, 2024)

10.22	Amendment to Membership Interest Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Current Report on Form 8-K dated May 7, 2024)

10.23	Note Agreement, dated June 14, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Current Report on Form 8-K dated June 21, 2024)

10.24	Amendment, dated June 20, 2024, to Membership Interest Purchase Agreement, dated September 14, 2022, by and among Eightco Holdings Inc., Forever 8 Fund, LLC, the former members of Forever 8 Fund LLC set forth on the signature pages thereto and Paul Vassilakos, in his capacity as representative of the Sellers (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Current Report on Form 8-K dated June 21, 2024)

10.25	Lease Agreement, dated June 19, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Current Report on Form 8-K dated June 21, 2024)

10.26	Agreement, dated June 20, 2024, between Vinco Ventures, Inc. and Eightco Holdings Inc. (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Current Report on Form 8-K dated June 21, 2024)

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback policy (previously filed with the Securities and Exchange Commission as Exhibit 97.1 to the Annual Report on Form 10-K dated April 2, 2024)

101.INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101),

*	Filed herewith.
**	Furnished herewith.
+	Management contract and/or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2024

EIGHTCO HOLDINGS INC.

By:	/s/ Paul Vassilakos
Name:	Paul Vassilakos
Title:	Chief Executive Officer

EIGHTCO HOLDINGS INC.

By:	/s/ Brett Vroman
Name:	Brett Vroman
Title:	Chief Financial Officer

