Form 10-K
period 2024-12-31
Eightco Holdings Inc.
filed 2025-04-15
CIK 1892492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

☐ Yes ☒ No

The aggregate market value on June 28, 2024 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $4,008,639. The registrant does not have non-voting common stock outstanding.

As of March 31, 2025, there were 3,044,744 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EIGHTCO HOLDINGS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND SUMMARY RISK FACTORS

This Annual Report on Form 10-K for the period ended December 31, 2024 (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, our ability to raise capital, our operational and strategic initiatives or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Annual Report is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Annual Report identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	Our ability to effectively execute our business plans including transitioning from being focused on end-to-end consumer product innovation, development, and commercialization to being focused on inventory financing, digital media, advertising and content technologies innovation, development, and commercialization;
●	Our ability to operate as a going concern;
●	Our ability to manage our expansion, growth and operating expenses;
●	Our ability to protect our brands, reputation and intellectual property rights;
●	Our ability to obtain adequate financing to support our development plans;
●	Our ability to repay our debts;
●	Our ability to rely on third-party suppliers, content contributors, developers, and other business partners;
●	Our ability to evaluate and measure our business, prospects and performance metrics;
●	Our ability to compete and succeed in a highly competitive and evolving industry;
●	Our ability to respond and adapt to changes in technology and consumer behavior;
●	Our dependence on information technology, and being subject to potential cyberattacks, security problems, network disruptions, and other incidents;
●	Our ability to comply with complex and evolving laws and regulations including those relating to privacy, data use and data protection, content, competition, safety and consumer protection, e-commerce, digital assets and other matters, many of which are subject to change and uncertain interpretation;
●	Our ability to enhance disclosure and financial reporting controls and procedures and remedy the existing weakness;
●	Risks in connection with completed or potential acquisitions, dispositions and other strategic growth opportunities and initiatives;
●	Changes in tax laws and regulations;
●	The stability of the governments and political and business conditions in certain foreign countries in which we or certain of our business partners may operate now or in the future;
●	Costs and results of potential litigation;
●	Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies;
●	The use of social or digital media to disseminate false, misleading and/or unreliable or inaccurate information regarding our products, services or the industry in which we operate;
●	Our ability to maintain compliance with the listing standards of the Nasdaq Capital Market.

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

PART I

ITEM 1. BUSINESS

Our company was established in 2021, initially composed of three businesses - the Web3 business, the BTC Mining Hardware Business and the Corrugated Packaging Business, which we acquired from our former parent company, Vinco Ventures, Inc. (the “Former Parent”). These businesses had a more extended operating history than ours, and we include information related to their operations before our existence and acquisition in our discussions.

On October 1, 2022, the Company completed the acquisition of Forever 8 Fund, LLC (“Forever 8”), an inventory capital and management platform for e-commerce sellers. The Company’s business has since been focused primarily on the Corrugated Packaging Business and the Inventory Cash Flow Solutions business of Forever 8.

Our corporate headquarters are located in Easton, Pennsylvania, and our common stock is listed on the Nasdaq Capital Market under the symbol “OCTO.”

Forever 8

On October 1, 2022, the Company completed the acquisition of Forever 8. Forever 8 provides funding solutions for e-commerce businesses which sell on Amazon, Shopify and other leading online platforms. Forever 8 uses proprietary technology to review product sales data and determine funding potential for online retail entrepreneurs around the world. Forever 8’s process is automated and does not require a personal guarantee, credit check or traditional lending requirements. Forever 8’s unique approach directly purchases inventory on its customers’ behalf, applies a mark-up and collects the revenue as the products are sold. The Company assumes the role of supplier and acts as a principal in these transactions, and therefore recognizes revenue on a gross basis. At the time of entering into an agreement with the customer, Forever 8 takes title and assumes control of the inventory when it is purchased from its customers or directly from suppliers. This includes the responsibility for managing the inventory. Forever 8 has full discretion over the pricing of the inventory sold to its customers, established at the time of signing the agreement. Forever 8 also retains the right to liquidate inventory, exercising pricing discretion, particularly if certain sales thresholds are not met, which could result in selling below cost. Forever 8 is not entitled to incremental fees from vendor customers for unsold inventory but its pricing model includes variable pricing based on aged inventory. The primary source of revenue is from the sale of inventory to its customers at a markup. Under the terms of the agreement, Forever 8 does not have an option to put or sell unsold inventory back to vendor customers.

In the fiscal years ended December 31, 2024 and 2023, Forever 8 had revenue of $39,621,272 and $67,568,353, respectively.

Corrugated Packaging Business

The Corrugated Packaging Business, through Ferguson Containers, manufactures and sells custom packaging for a wide variety of products. In our experience, packaging has the capability to “tell” the products story, generating increased product awareness, promote brand image, and drive unit growth. Senior management has more than 100 years of combined experience marketing, producing and delivering packaging materials. A hallmark of our operation is our quick production cycle. We can often begin a production run within minutes of receipt of an order. Many of our products are manufactured from 100% post-consumer recycled material. When production is complete, we typically ship the product using our own trucks rather than relying on a common carrier. Ferguson Containers does not have long-term agreements with its customers, and instead manufactures and sells its packaging products subject to purchase orders from its customers.

On November 22, 2024, we entered into an Asset Purchase Agreement (the “APA”) among Ferguson Containers, Ferguson Containers, LLC (the “Buyer”) and Edward Reichard and Derick Reichard (the “Buyer’s Owners” and together with the Buyer, the “Buying Parties”). Pursuant to the APA, we agreed to sell certain assets (the “Purchased Assets”) constituting the business of Ferguson Containers to the Buyer. The purchase price for the Purchased Assets will be (i) an aggregate of $557,835 in cash, (ii) $2,500,000 issued in the form of a seller note and (iii) the right to receive certain earnout consideration upon the achievement of certain milestones.

In December 2024, our shareholders approved the transactions contemplated by the APA and we are in the process of seeking to consummate such transactions.

In the fiscal years ended December 31, 2024 and 2023, the Corrugated Packaging Business had revenue of $6,823,277 and $7,729,131, respectively.

Business Strategy

Eightco is committed to driving revenue growth primarily through Forever 8. The Company intends to expand Forever 8’s market reach through strategic expansion while continuing to focus on revenue growth. Forever 8 generates revenue through the purchase and sale of products.

The Company plans to continually assess its businesses to allocate resources efficiently and maximize growth opportunities. With a diverse range of industries and revenue sources, management believes they are well-positioned to navigate changing economic conditions and customer preferences.

Eightco plans to expand through a combination of organic growth and strategic acquisitions. While strategic acquisitions may be considered, management believes that organic growth is the key to success through continued sales efforts.

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

Forever 8’s competitors include Clearco and Payoneer. Competitors to our Corrugated Packaging Business include Sutherland Packaging, Acme Corrugated Box Company and Trenton Corrugated Products, Inc.

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

Government Regulations

Corrugated Packaging and Inventory Solutions Businesses

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

Human Capital Resources

As of March 31, 2025, the companies that comprise Eightco had 23 employees that perform various administrative, finance and accounting, technology, and corporate management functions. Of the 23 employees, 14 employees were employed by Ferguson Containers and 9 were employed by Forever 8. None of our employees are represented by a union in collective bargaining with us. We consider relations with our employees to be good.

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

Supply Chain and Production

Our Corrugated Packaging Business does not have long-term contractual arrangements with any of our suppliers that guarantee us production capacity, prices, lead times, or delivery schedules. Our reliance on independent party suppliers exposes us to vulnerability because of our dependence on a few sources of supply. We believe, however, that other sources of supply are available. In addition, we continually strive to develop relationships with other sources of supply in order to reduce our dependence on any one source of supply. As a result, we believe that our current and other available suppliers will ensure that we obtain a sufficient supply of goods built to our specifications in a timely manner and on satisfactory economic terms. The main raw material used by our Corrugated Packaging Business is corrugated cardboard. Our main suppliers of corrugated cardboard are Corrugated Supplies Company, Georgia Pacific, and Freedom Corrugated. We also purchased certain finished products from Delta Packaging for resale to end users.

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

Backlog

We currently do not have a material backlog of orders through our Corrugated Packaging Business. A backlog consists of orders for which purchase orders have been received and which are generally scheduled for shipment within six months or subject to capacity constraints, including lack of available products. We allow orders received that have not yet shipped to be cancelled; therefore, our backlog may not be indicative of future sales.

Segment Information

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the Chairman and Chief Executive Officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company’s primary revenue streams include the sale of products under our inventory management solutions platform and corrugated packaging materials and therefore the Company has identified two reportable operating segments.

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

ITEM 1A. RISK FACTORS

RISK FACTORS

An investment in our securities involves certain risks. Before deciding to invest in our common stock, you should consider carefully the following discussion of risks and uncertainties affecting us and our securities, together with other information in this Annual Report. Our business, business prospects, financial condition or results of operations could be seriously harmed as a result of these risks. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial, also may materially and adversely affect our business, financial condition and results of operations. Please also read carefully the section below entitled “Cautionary Note Regarding Forward-Looking Statements and Summary Risk Factors.”

Summary of our Risk Factors

Risks Related to Our Business Generally

●	We are a recently formed entity with little track record and limited historical financial information available;
●	The Company has limited financial resources. Our auditors have expressed in the report of independent registered public accounting firm that there is substantial doubt about our ability to continue as a going concern;
●	Loss of any or all of our key management personnel may present challenges;
●	We could be adversely affected by declines in discretionary consumer spending, consumer confidence and general and regional economic conditions;
●	We operate in highly competitive industries and our revenues, profits or market share could be harmed if we are unable to compete effectively;
●	We may not be able to fund capital expenditures and investment in projects and offerings;
●	A deterioration in the domestic and international economic environment, whether by way of current inflationary conditions or potential recessionary conditions, could adversely affect our operating results, cash flow and financial condition;
●	Geopolitical risks, such as those associated with Russia’s invasion of Ukraine, could result in a decline in the outlook for the U.S. and global economies;
●	Cyber security risks and the failure to maintain the integrity of internal, partner, and consumer data could result in damages to our reputation, the disruption of operations and/or subject us to costs, fines or lawsuits;
●	Our insurance coverage may not be adequate to cover all possible losses that we could suffer and our insurance costs may increase;
●	Our management has limited experience in operating a public company;
●	The requirements of being a public company may strain our resources and distract management; and
●	Our business plan may require additional liquidity and capital resources that might not be available on terms that are favorable to us, or at all.

Risks Related to Our Corrugated Packaging Business

●	We are subject to the costs and availability of raw materials, and we rely on a limited number of third-party suppliers of raw materials; and
●	We may be affected by interruptions in the transportation of the materials we require to produce packaging.

Risks Related to Forever 8 and its Operations

●	Our business depends on our strong and trusted brand, and failure to maintain and protect our brand, or any damage to our reputation, or the reputation of our partners, could adversely affect our business, financial condition or results of operations;
●	We are dependent upon consumers continued and unimpeded access to the internet, and upon their willingness to use the internet for commerce; and
●	Our results of operations may be adversely affected by changes in foreign currency exchange rates.

Risks Related to Our Securities

●	We do not expect to issue dividends;
●	An active trading market for our securities may never develop, and the price of our securities may be volatile;
●	We may issue shares of preferred or common stock in the future, which could dilute your percentage ownership of the Company; and
●	In the event that we fail to satisfy any of the listing requirements of Nasdaq, our common stock may be delisted, which could affect our market price and liquidity.

Risks Related to Our Business Generally

We are a recently formed entity with little track record and limited historical financial information available.

Eightco Holdings Inc. was formed on September 21, 2021, in the State of Nevada and converted to a Delaware corporation on March 9, 2022. Our Corrugated Packaging Business was formed in 1966. However the rest of our businesses were recently started. Because we are in the early stages of executing our business strategy, we cannot provide assurance that, or when, we will be profitable. We will need to make significant investments to develop and operate the Company and expect to incur significant expenses in connection with operating components, including costs for developing technology, talent fees, marketing, and salaries. We expect to incur significant capital, operational and marketing expenses for a few years in connection with our strategy and growth plan. Any failure to achieve or sustain profitability may have a material adverse impact on the value of the shares of our common stock.

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

Each of the Eightco businesses will face competition from existing competitors. Our competitors in the Inventory Management Solutions business include Clearco and Payoneer. With respect to the Corrugated Packaging Business, our competitors include Sutherland Packaging, Acme Corrugated Box Company, and Trenton Corrugated Products, Inc.

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

The uncertain nature, magnitude, and duration of hostilities stemming from Russia’s military invasion of Ukraine, and the ongoing conflict between Israel and Hamas, including the potential effects of sanctions and retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, and such geopolitical risks could have an adverse impact on macroeconomic factors which affect our businesses, as well as our access to capital.

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

Risks Related to Our Corrugated Packaging Business

An increase in the cost or a reduction in the availability of wood fiber, other raw materials, energy and transportation may have an adverse effect on our profitability and results of operations.

Wood fiber, including old corrugated containers (“OCC”), is the principal raw material in many parts of the paper and packaging industry, including the corrugated cardboard on which our Corrugated Packaging Business relies. Wood fiber is a commodity, and prices historically have been cyclical and have varied on a regional basis. Environmental litigation and regulatory developments have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the United States. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may further be limited by fire, insect infestation, disease, ice storms, windstorms, flooding and other causes, thereby reducing supply and increasing prices. Demand for OCC, especially from China, could result in shortages or spikes in the cost of OCC.

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

Our Corrugated Packaging Business provides packaging for third-party customers in a variety of industries, including pharmaceutical and e-commerce companies. Certain of our Corrugated Packaging Business customers provide goods that are discretionary items for consumers. Therefore, their business, and in turn our Corrugated Packaging Business, depends on the strength of the retail, commercial, and industrial sectors of the economy in various parts of the world, and trends therein. During a downturn in the economy, consumer purchases of discretionary items are affected, which could materially lower our customers’ demand for our packaging products, and negatively affect our profitability and financial condition.

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

Disruptions to our Corrugated Packaging Business could occur due to any number of circumstances, including prolonged power outages, mechanical or process failures, shortages of raw materials, natural catastrophes, disruptions in the availability of transportation, labor disputes, terrorism, changes in or non-compliance with environmental or safety laws, and the lack of availability of services from any of our facilities’ key suppliers. Any facility shutdowns may be followed by prolonged startup periods, regardless of the reason for the shutdown. Any prolonged disruption in operations at any of our facilities could cause significant lost production, which would have a material adverse effect on our results of operations.

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

We may not achieve the desired benefits of selling Ferguson Containers.

We have entered into the APA to sell Ferguson Containers. If we consummate the sale of Ferguson Containers pursuant to the APA, we may not achieve the expected benefits of such sale and may incur additional expenses related thereto. This may have a negative impact on our business and results of operations. It could also cause the market price of our securities to decline.

Risks Related to Forever 8 and its Operations

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

Risks Related to Our Securities and other General Risks

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

Ferguson Containers has material weaknesses in its controls over financial reporting, which could negatively impact investor confidence in the accuracy and completeness of our financial reports, and cause the price of our common stock to decline.

For Ferguson Containers’ fiscal years ended December 31, 2024 and 2023, respectively, Ferguson Containers had the following material weakness in internal controls over financial reporting:

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

Eightco’s Certificate of Incorporation, Bylaws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with Eightco’s board of directors rather than to attempt a hostile takeover. These provisions include, among others:

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

We may not receive the desired benefits of selling Ferguson Containers.

We have entered into the APA to sell Ferguson Containers. If we consummate the sale of Ferguson Containers pursuant to the APA, we may not achieve the expected benefits of such sale and may incur additional expenses related thereto. This may have a negative impact on our business and results of operations. It could also cause the market price of our securities to decline.

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

Our common stock is listed on Nasdaq. For continued listing on Nasdaq, we are required to comply with the continued listing requirements, including the minimum market capitalization standard, the corporate governance requirements and the minimum closing bid price requirement, among other requirements.

In the event that we fail to satisfy any of the listing requirements of Nasdaq, our common stock may be delisted. If we are unable to remain listed on Nasdaq, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. If our common stock is delisted from trading on Nasdaq, and we are not able to list our common stock on another exchange or to have it quoted on Nasdaq, our securities could be quoted on the OTC Markets. As a result, we could face significant adverse consequences including, without limitation:

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

ITEM 2. PROPERTIES

The following table summarizes pertinent details of our properties as of December 31, 2024:

Location	Owned or Leased	Lease Expiration	Primary Function
101 Larry Holmes Drive, Suite 313, Easton, PA 18042	Leased	April 2025	Principal Executive Office

909 New Brunswick Avenue Phillipsburg, NJ 08865	Leased	Month-to-Month	Office space

20 Industrial Road Alpha, NJ 08865	Leased	Month-to-Month	Packaging and Logistics Center

234 5th Ave, Suite 511 New York, NY 10001	Leased	Month-to-Month	Office space

Keizersgracht 482, 1017 EG Amsterdam, Netherlands	Leased	Month-to-Month	Office space

We believe that our existing properties are adequate for the current operating requirements of our business and that additional space will be available as needed.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the Nasdaq Capital Markets. On June 30, 2022, our common stock began trading on the Nasdaq under the symbol of “TYDE.” On April 4, 2023, we changed the symbol of our common stock to “OCTO” in conjunction with our name change.

Holders of Record

The Company had approximately 75 holders of record of our common stock as of March 31, 2025. We believe our common stock are held by more than 300 beneficial owners.

Dividends

We have not historically declared cash dividends on our common stock, and we do not currently intend to pay cash dividends on our common stock in the future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The declaration, amount and payment of any future dividends on shares of our common stock, if any, will be at the sole discretion of our board of directors. Further, any indebtedness we incur in the future may limit our ability to declare dividends in the future.

Securities Authorized for Issuance under Equity Compensation Plans

Information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

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

Overview

As used herein, “Eightco” and the “Company” refer to Eightco Holdings Inc., a Delaware corporation originally incorporated on September 21, 2021 (date of inception) under the laws of the State of Nevada, and its subsidiaries. On March 9, 2022, the Company converted to a Delaware corporation pursuant to a plan of conversion entered into with the Former Parent. On April 3, 2023, the Company changed its name to Eightco Holdings Inc. from Cryptyde, Inc. and its stock symbol to “OCTO.” The Company is comprised of two main businesses, Forever 8’s Inventory Cash Flow Solution and the Corrugated Packaging Business of Ferguson Containers. We acquired Forever 8 in October 2022 and it is focused on purchasing inventory and becoming the supplier for e-commerce retailers. We no longer intend to generate revenue from our Web 3 Business. Our Corrugated Packaging Business manufactures and sells custom packaging for a wide variety of products and through packaging helps customers generate brand awareness and promote brand image.

On June 29, 2022, the Company separated from the Former Parent, Vinco Ventures Inc. (“Vinco”). As previously announced, we concluded a spin-off from Vinco in May 2022 (the “Separation”). Following the Separation, we are an independent, publicly traded company, and Vinco retains no ownership interest in our Company.

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

Financings and Forever 8 Acquisition

Financings

February 2024 Private Placement

On February 26, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”), pursuant to which the Company sold to the Investors an aggregate of 865,856 shares (the “Shares”) of the Company’s common stock at a purchase price of $0.82 per Share (the “Private Placement”). The Company received aggregate gross proceeds from the Private Placement of approximately $0.71 million. The Shares are being offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(a)(2) and Regulation D promulgated thereunder for transactions not involving a public offering.

The Purchase Agreement contains representations and warranties of the Company and the Investors that are typical for transactions of this type. The Purchase Agreement also contains covenants on the part of the Company that are typical for transactions of this type.

Series A Financing

On May 30, 2023, Forever 8 (the “Borrower”) entered into a Loan and Security Agreement (the “Agreement”) with several individuals, financial institutions and entities as lenders. Under the terms of the Agreement, each lender will severally (and not jointly) make available to Borrower, in an amount not to exceed its respective Commitment, a Loan Advance amount to be determined by the lender (as such amount may be increased, the “Aggregate Commitment”) in the aggregate, of which (x) a certain amount will be deposited into an account of the Borrower in accordance with its written instructions (the “Initial Loan Advance”) and (y) the remaining balance of the Aggregate Commitment after deducting the Initial Loan Advance shall be deposited into the Escrow Account (the “Escrow Funds”). The Borrower may, at any time, request an advance for all or a portion of the Escrow Funds (each such advance, a “Subsequent Draw”).

The Borrower issued a Promissory Note to each of the lenders in the amount of the lender’s respective Initial Loan Advance. The principal balance of the Initial Loan Advance and each Subsequent Draw shall bear interest thereon from the Closing Date and applicable Advance Date, respectively, at 15.00% per annum. The Borrower shall pay each lender, according to its Applicable Percentage, an unused commitment fee on the actual daily amount of the Unused Commitment Amount during the immediately preceding calendar quarter at the rate of five percent (5.00%) per annum (the “Unused Commitment Fee”). In the event any payment is not paid on or within five (5) Business Days of the scheduled payment date, an amount equal to two percent (2.00%) of the past due amount shall be payable on demand, in addition to interest accruing. In addition, upon the occurrence and during the continuation of an Event of Default hereunder, the Initial Loan Advance and all Subsequent Draws, including principal, interest, compounded interest, and professional fees thereupon, shall upon the election of the lenders, bear interest at the Interest Rate, plus five (5) percentage points. In the event any interest is not paid when due hereunder, delinquent interest shall be added to principal and shall bear interest on interest, compounded.

As security for the prompt and complete payment when due (whether on the payment dates or otherwise) of all the Secured Obligations, Borrower granted to the lenders a security interest in all of Borrower’s right, title, and interest in and to all Inventory or Equipment and machinery, in each case, purchased (or refinanced) with the proceeds of the Initial Loan Advance and any Subsequent Draw, and, to the extent not otherwise included, all Proceeds of each of the foregoing and all products, additions, increases and accessions to, substitutions and replacements for, and rents, profits and products of each of the foregoing.

As of the date of this filing, $2,375,000 has been committed by the lenders.

Series B Financing

On October 6, 2023, the Borrower entered into a Series B Loan and Security Agreement (the “Series B Agreement”) with an individual as lender. Under the terms of the Series B Agreement, the lender will make available to Borrower, in an amount not to exceed its respective Commitment, a Loan Advance amount to be determined by the lender (as such amount may be increased, the “Aggregate Commitment”) in the aggregate, of which (x) a certain amount will be deposited into an account of the Borrower in accordance with its written instructions (the “Initial Loan Advance”) and (y) the remaining balance of the Aggregate Commitment after deducting the Initial Loan Advance shall be deposited into the Escrow Account (the “Escrow Funds”). The Borrower may, at any time, request a Subsequent Draw for all or a portion of the Escrow Funds.

The Borrower issued a Promissory Note to the lender in the amount of the lender’s Initial Loan Advance. The principal balance of the Initial Loan Advance and each Subsequent Draw shall bear interest thereon from the Closing Date and applicable Advance Date, respectively, at 15.00% per annum. The Borrower shall pay the lender, according to its Applicable Percentage, an Unused Commitment Fee on the actual daily amount of the Unused Commitment Amount during the immediately preceding calendar quarter at the rate of five percent (5.00%) per annum. In the event any payment is not paid on or within five (5) Business Days of the scheduled payment date, an amount equal to two percent (2.00%) of the past due amount shall be payable on demand, in addition to interest accruing. In addition, upon the occurrence and during the continuation of an Event of Default hereunder, the Initial Loan Advance and all Subsequent Draws, including principal, interest, compounded interest, and professional fees thereupon, shall upon the election of the lender, bear interest at the Interest Rate, plus five (5) percentage points. In the event any interest is not paid when due hereunder, delinquent interest shall be added to principal and shall bear interest on interest, compounded.

As security for the prompt and complete payment when due (whether on the payment dates or otherwise) of all the Secured Obligations, Borrower granted to the lender a security interest in all of Borrower’s right, title, and interest in and to all Inventory or Equipment and machinery, in each case, purchased (or refinanced) with the proceeds of the Initial Loan Advance and any Subsequent Draw, and, to the extent not otherwise included, all Proceeds of each of the foregoing and all products, additions, increases and accessions to, substitutions and replacements for, and rents, profits and products of each of the foregoing.

From October 12, 2023, through February 26, 2024, the Borrower entered into Lender Joinder Agreements (the “Joinder Agreement”) with several individuals and entities as subsequent lenders. Under the terms of the Joinder Agreement, the subsequent lenders agreed to become a lender and be bound by the terms of the Series B Agreement as a lender pursuant to the Series B Agreement.

As of the date of this filing, $175,000 has been committed by the lender and subsequent lenders.

Series C Financing

On October 19, 2023, the Borrower entered into a Series C Loan and Security Agreement (the “Series C Agreement”) with an individual as lender. Under the terms of the Series C Agreement, the lender will make available to Borrower, in an amount not to exceed its Commitment, a Loan Advance amount to be determined by the lender (as such amount may be increased, the “Aggregate Commitment”) in the aggregate, of which (x) a certain amount will be deposited into an account of the Borrower in accordance with its written instructions (the “Initial Loan Advance”) and (y) the remaining balance of the Aggregate Commitment after deducting the Initial Loan Advance shall be deposited into the Escrow Account (the “Escrow Funds”). The Borrower may, at any time, request a Subsequent Draw for all or a portion of the Escrow Funds.

The Borrower issued a Promissory Note to the lender in the amount of the lender’s Initial Loan Advance. The principal balance of the Initial Loan Advance and each Subsequent Draw shall bear interest thereon from the Closing Date and applicable Advance Date, respectively, at 18.00% per annum. The Borrower shall pay the Lender, according to its Applicable Percentage, an Unused Commitment Fee on the actual daily amount of the Unused Commitment Amount during the immediately preceding calendar quarter at the rate of five percent (5.00%) per annum. In the event any payment is not paid on or within five (5) Business Days of the scheduled payment date, an amount equal to two percent (2.00%) of the past due amount shall be payable on demand, in addition to interest accruing. In addition, upon the occurrence and during the continuation of an Event of Default hereunder, the Initial Loan Advance and all Subsequent Draws, including principal, interest, compounded interest, and professional fees thereupon, shall upon the election of the lender, bear interest at the Interest Rate, plus five (5) percentage points. In the event any interest is not paid when due hereunder, delinquent interest shall be added to principal and shall bear interest on interest, compounded.

As security for the prompt and complete payment when due (whether on the payment dates or otherwise) of all the Secured Obligations, Borrower granted to the lender a security interest in all of Borrower’s right, title, and interest in and to all Inventory or Equipment and machinery, in each case, purchased (or refinanced) with the proceeds of the Initial Loan Advance and any Subsequent Draw, and, to the extent not otherwise included, all Proceeds of each of the foregoing and all products, additions, increases and accessions to, substitutions and replacements for, and rents, profits and products of each of the foregoing.

As of the date of this filing, $7,225,000 has been committed by the lender.

Series D Financing

On March 15, 2024, the Borrower entered into the Series D Loan and Security Agreement (the “Series D Agreement”), with the lenders party thereto from to time for an amount of up to $5,000,000.

In connection with the Series D Agreement, on March 15, 2024, Forever 8 also entered into a Subordination Agreement (the “Subordination Agreement”) with each of the lenders, the several individuals, financial institutions or entities from time to time party thereto (collectively, the “Senior Lenders”) and the collateral agent for the Senior Lenders. Forever 8 additionally entered into an Intercreditor Agreement (the “Intercreditor Agreement”) with the lenders party thereto and the collateral agent for such lenders. As of the date of this filing, a total of $250,000 has been committed by the lender.

May 2023 Debt Exchange

On May 30, 2023, the Borrower entered into a Debt Exchange Agreement (the “Debt Agreement”) with two Lenders for funds advanced to the Borrower pursuant to secured promissory notes (the “Old Notes”), executed by the Borrower in favor of the Lenders during 2021. Under the terms of the Debt Agreement, the Old Notes were exchanged for new Notes (“New Notes”) as per the terms of the Loan and Security Agreement dated May 30, 2023. The principal of the New Notes issued under the Debt Agreement is $1,650,000.

March 2023 Offering

On March 15, 2023, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Hudson Bay Master Fund Ltd. (“Hudson Bay”) for the issuance and sale of a Senior Secured Convertible Note with an initial principal amount of $5,555,000 (the “Hudson Note”) at a conversion price of $6.245 per share of the Company’s common stock, and a warrant (the “Hudson Warrant”) to purchase up to 889,512 shares of Common Stock with an initial exercise price of $6.245 per share of Common Stock (the “Private Placement”). The purchase price of the Hudson Note and the Hudson Warrant is $5 million.

The entire outstanding principal balance on the Hudson Note and any outstanding fees or interest was due and payable in full on January 15, 2024 (“Maturity Date”). The Hudson Note did not bear interest, provided, however, that the Hudson Note would bear interest at 18% per annum upon the occurrence of an event of default. The Hudson Note was paid in full on February 26, 2024. Additionally, the Company redeemed all of the Hudson Warrants for $660,000 on October 23, 2023. Palladium Capital Group, LLC acted as placement agent for the Private Placement. For the acting as placement agent in the Private Placement, the Placement Agent received (i) cash compensation of $400,000 (8% of the gross proceeds to the Company) and (ii) a warrant to purchase up to 71,161 shares of Common Stock (8% of the shares of Common Stock underlying the Hudson Note).

The Company repaid the full amount under the Hudson Note and redeemed the Hudson Warrant in 2024. See “Note 16 – Convertible Note Payable” in the accompanying financial statements for further information.

Forever 8 Acquisition

On September 14, 2022, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among the Company, Forever 8 and the former members of Forever 8 (the “Sellers”) pursuant to which Eightco was to acquire 100% of the issued and outstanding membership interests of Forever 8 (the “Membership Interests”) from the Sellers (the “Acquisition”). On October 1, 2022, the closing of the acquisition occurred (the “Closing”).

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

During fiscal year 2024, the Company entered into a series of amendments with the Sellers to restructure obligations related to the Promissory Notes issued in connection with the Forever 8 acquisition.

On March 17, 2024, the Company entered into an initial amendment pursuant to which:

●	Approximately $3.0 million in accrued interest was forgiven with no additional consideration,
●	An additional $1.1 million in accrued interest was converted into 1.4 million shares of common stock, and
●	All remaining payments under the Promissory Notes were deferred to October 30, 2024.

On March 27, 2024, the Company issued 120,974 shares of common stock which retired a portion of the Promissory Notes.

On June 14, 2024, the Company executed further amendments to accomplish the following:

●	The Company recorded a gain of $6.1 million related to the full release of contingent consideration, originally recognized at the time of acquisition. This was recorded as other income in the consolidated statement of operations.
●	The Sellers also forgave $5.4 million of principal outstanding under the related-party Promissory Notes. Due to the related-party nature of the transaction, the forgiveness was recorded as a non-cash gain directly to additional paid-in capital (APIC) in accordance with ASC 470-50 and ASC 850-10.
●	In a concurrent amendment to the Purchase Agreement, the Sellers waived their contractual right to receive 215,000 Preferred Units, eliminating a significant future equity obligation.

On December 19, 2024, the Company entered into a final amendment, under which:

●	Approximately $1.6 million in accrued interest was converted into 485,381 shares of common stock, and
●	The payment deferral period under the Promissory Notes was extended through October 30, 2025.

In total, these amendments resulted in the forgiveness or conversion of approximately $5.7 million in accrued interest. The related-party forgiveness and equity conversions generated a combined non-cash gain of $3.86 million, which was recorded directly to APIC as a capital transaction. In addition, the forgiveness of $5.4 million was recorded directly to APIC as a capital transaction.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Eightco Holdings Inc. and its wholly-owned or majority owned subsidiaries and consolidated variable interest entities.

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

Key Components of our Results of Operations

Revenues

We generate the majority of our revenues from inventory financing through our wholly owned subsidiary, Forever 8. Additionally, we generate revenues from the sale of corrugated custom packaging to a wide array of customers. In 2022, the Company generated revenues from the sale of Bitcoin mining equipment through CW Machines, LLC. The Company no longer expects to generate revenue from this business line.

Cost of Revenues

Our cost of revenues includes inventory costs, materials and supplies costs, internal labor costs and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs. In 2022, we incurred costs related to the purchase and resale of Bitcoin mining equipment through CW Machines, LLC. We no longer anticipate purchasing and reselling Bitcoin mining equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of selling, marketing, advertising, payroll, administrative, finance and professional expenses.

Restructuring and Severance Expenses

Restructuring and severance expenses include costs related to workforce reductions, facility closures, and strategic realignments intended to improve operational efficiency and reduce future costs. These expenses may fluctuate based on the scope and timing of restructuring initiatives.

Interest Expense and Income, Net

Interest expense includes the cost of our borrowings under our debt arrangements. Interest income includes the interest earned under our notes receivable.

Other Income

Other income includes the gain on disposal of the building located in Washington, New Jersey.

Results of Operations

Year Ended December 31, 2024 versus the Year Ended December 31, 2023

Continuing Operations

The following table sets forth information comparing the components of net (loss) income from continuing operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Period over Period Change
	2024	2023	$	%

Revenues, net:
Inventory Management Solutions	$39,621,272	$67,568,353	$(27,947,081)	-41.36%

Cost of revenues:
Inventory Management Solutions	33,639,274	61,308,561	(27,669,287)	-45.13%

Gross profit:
Inventory Management Solutions	5,981,998	6,259,792	(277,794)	-4.44%

Operating expenses:
Selling, general and administrative	12,759,719	14,805,627	(2,045,908)	-13.82%
Restructuring and severance	1,414,838	2,133,982	(719,144)	-33.70%
Operating loss	(8,192,559)	(10,679,817)	2,487,258	-23.29%

Other (expense) income:
Interest expense	(5,287,920)	(11,553,477)	6,265,557	-54.23%
Gain on forgiveness of earnout	6,100,000	-	6,100,000	100.00%
Gain on extinguishment of liabilities	7,427,193	-	7,427,193	100.00%
Loss on issuance of warrants	-	(46,928,815)	46,928,815	-100.00%
Other income	107,760	104,994	2,766	2.63%
Total other (expense) income, net	8,347,033	(58,377,298)	66,724,331	-114.30%
(Loss) income before income taxes	154,474	(69,057,115)	69,211,589	-100.22%
Income tax benefit	(135,337)	-	(135,337)	-100.00%
Net income (loss) from continuing operations	$289,811	$(69,057,115)	$69,346,926	-100.42%

Revenue

For the year ended December 31, 2024, revenues decreased by $27,947,081 or 41.36%, as compared to the year ended December 31, 2023. The decrease was primarily the result of decreased revenues due to less capital utilized to purchase inventory for our customers to allow for repayment of debt. In addition, the Company had revenues of $0 and $0 for the years ended December 31, 2024 and 2023, respectively, related to its BTC Mining Equipment Business. The Company no longer generates revenues related to CW Machines.

Cost of Revenues

For the year ended December 31, 2024, cost of revenues decreased by $27,669,287 or 45.13%, as compared to the year ended December 31, 2023. The decrease was largely attributable to the decrease in revenues. In addition, the Company had cost of revenues of $0 and $0 for the years ended December 31, 2024 and 2023, respectively, related to its BTC Mining Equipment Business. The Company no longer generates revenues related to CW Machines.

Gross Profit

For the year ended December 31, 2024, gross profit decreased by $277,794, or 4.44%, as compared to the year ended December 31, 2023. The decrease was largely attributable to the decrease in revenues. In addition, the Company had gross profit of $0 and $0 for the years ended December 31, 2024 and 2023, respectively, related to its BTC Mining Equipment Business. The Company no longer generates revenues related to CW Machines.

Operating Expenses

Selling, general and administrative expenses were $12,759,719 and $14,805,627 for the years ended December 31, 2024 and 2023, respectively, representing a decrease of $2,045,908, or 13.82%. The decrease was largely attributable to the decrease in salaries and professional fees offset by an increase in fees for investor relations.

Restructuring and severance expenses were $1,414,838 and $2,133,982 for the years ended December 31, 2024 and 2023, respectively, representing a decrease of $719,144, or 33.70%. The decrease was largely attributable to the completion of the restructuring plan.

Interest Expense

Interest expense was $5,287,920 for the year ended December 31, 2024, versus $11,553,477 for the year ended December 31, 2023. The decrease in interest expense was largely attributable to the full amortization of debt issuance costs related to borrowings under the convertible notes payable.

Total other (expense) income

Total other (expense) income was $8,347,033 for the year ended December 31, 2024 versus ($58,377,298) for the year ended December 31, 2023. The increase in total other income (expense) was largely attributable to no further charges for the loss on issuance of warrants and amortized interest expense under the convertible notes payable.

Income tax benefit

Income tax benefit was $(135,337) for the year ended December 31, 2024, versus an income tax expense benefit of $0 for the year ended December 31, 2023, respectively. The increase in income tax benefit for the year ended December 31, 2024 was a result of recovery for foreign taxes related to Forever 8 EU for the year ended December 31, 2024.

Net income (loss) from continuing operations

Net income (loss) from continuing operations was $289,811 for the year ended December 31, 2024, versus a net loss of ($69,057,115) for the year ended December 31, 2023. The improvment in net income (loss) was largely attributable to no further charges for the loss on issuance of warrants and amortized interest expense under the convertible notes payable.

Discontinued Operations

On November 22, 2024, the Company entered into an Asset Purchase Agreement to sell substantially all of the assets of Ferguson Containers, Inc., the Company’s Corrugated Packaging Business. As a result of this agreement, Ferguson Containers has been classified as a discontinued operation for all periods presented in the consolidated financial statements.

Revenue and operating results from Ferguson Containers are excluded from continuing operations and presented as a single line item in the consolidated statements of operations. Ferguson Containers generated revenues of $6.8 million and $7.7 million and operating income of $0.4 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively.

The Company expects the sale to close in the second quarter of 2025, subject to customary closing conditions.

The following table sets forth information comparing the components of net (loss) income from discontinued operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Period over Period Change
	2024	2023	$	%

Revenues, net:
Corrugated	6,823,277	7,729,131	(905,854)	-11.72%

Cost of revenues:
Corrugated	4,980,338	5,496,462	(516,124)	-9.39%

Gross profit:
Corrugated	1,842,939	2,232,669	(389,730)	-17.46%

Operating expenses:
Selling, general and administrative	1,439,964	1,530,024	(90,060)	-5.89%
Restructuring and severance	-	-	-	0.00%
Operating loss	402,975	702,645	(299,670)	-42.65%

Other income:
Interest expense	-	(112)	112	-100.00%
Loss on issuance of warrants	-	-	-	0.00%
Other income	6,613	34,168	(27,555)	-80.65%
Total other (expense) income, net	6,613	34,056	(27,443)	-80.58%
Income before income taxes	409,588	736,701	(327,113)	-44.40%
Income tax expense (benefit)	(9,128)	-	(9,128)	-100.00%
Net income from discontinued operations	$418,716	$736,701	$(317,985)	-43.16%

Revenue

For the year ended December 31, 2024, revenues from Corrugated Packaging decreased by $905,854 or 11.72%, as compared to the year ended December 31, 2023. The decrease was primarily attributable to a reduction in revenue resulting from decreased orders from a key customer.

Cost of Revenues

For the year ended December 31, 2024, cost of revenues from Corrugated Packaging decreased by $516,124 or 9.39%, as compared to the year ended December 31, 2023. The decrease was largely attributable to the decrease in revenues.

Gross Profit

For the year ended December 31, 2024, gross profit from Corrugated Packaging decreased by $389,730, or 17.46%, as compared to the year ended December 31, 2023. The decrease was largely attributable to the decrease in revenues.

Operating Expenses

Selling, general and administrative expenses were $1,439,964 and $1,530,024 for the years ended December 31, 2024 and 2023, respectively, representing a decrease of $90,060, or 5.89%. The decrease was largely attributable to a decrease in salaries.

Interest Expense

Interest expense was $0 for the year ended December 31, 2024, versus $112 for the year ended December 31, 2023.

Total other income

Total other income was 6,613 for the year ended December 31, 2024 versus 34,056 for the year ended December 31, 2023. The decrease in total other income (expense) was largely attributable to insurance reimbursements.

Income tax benefit

Income tax benefit was $(9,128) for the year ended December 31, 2024, versus an income tax expense benefit of $0 for the year ended December 31, 2023, respectively.

Net income from discontinued operations

Net income from discontinued operations was $418,716 for the year ended December 31, 2024, versus net income of $736,701 for the year ended December 31, 2023. The decrease in net income was largely attributable to the loss on of revenues related to the decrease in orders from one customer.

Liquidity and Capital Resources

Eightco Holdings Inc. funds its operations primarily through borrowings under lines of credit and the sale of securities, either through private placements or its At-The-Market (“ATM”) offering program. As of March 31, 2025, the Company has approximately $9.7 million of outstanding debt obligations related to lines of credit.

As of April 14, 2025, the Company had approximately $0.2 million in cash. Management expects that additional capital will be required to support ongoing operations and to scale revenues beyond current levels. The Company intends to continue accessing capital through a combination of debt financing and equity offerings, as needed.

In November 2024, the Company entered into an agreement to sell substantially all of the assets of its Corrugated Packaging Business, Ferguson Containers, for a total purchase price of approximately $3.1 million, consisting of $557,835 in cash, a $2.5 million seller note, and up to $500,000 in earnout payments contingent on future performance. The buyer will also assume certain liabilities related to the Corrugated Packaging Business.

The Company expects the transaction to close in the second quarter of 2025. Upon closing, the Company expects to realize increased liquidity from the cash proceeds, with future cash flow impacts dependent on collection of the seller note and potential earnout realization. The sale aligns with the Company’s strategic decision to focus resources on scaling Forever 8, the Company’s inventory funding platform.

Cash Flows for the Years Ended December 31, 2024 and 2023

Since inception, Eightco Holdings Inc. and its subsidiaries have primarily used its available cash to fund its operations. The following table sets forth a summary of cash flows for the periods presented:

	For the Years Ended December 31,
	2024	2023
Cash (used in) provided by:
Operating Activities	$(6,637,101)	$(6,399,079)
Investing Activities	(70,098)	(295,150)
Financing Activities	1,698,550	6,361,634
Net increase in cash and restricted cash	$(5,008,649)	$(332,595)

Operating Activities

Net cash (used in) operating activities was ($6,637,101) during the year ended December 31, 2024, which consisted primarily of a net income from continuing operations of $289,811 and net income from discontinued operations of $418,716 offset by non-cash depreciation expense of $2,454,661, amortization of debt issuance costs of $1,337,750, share based compensation of $573,788 and changes in assets and liabilities of $1,815,366 offset by gain on extinguishment of liabilities of $7,427,193 and gain on forgiveness of earnout of $6,100,000. Net cash (used in) operating activities was ($6,399,079) during the year ended December 31, 2023, which consisted primarily of a net loss of $68,320,414 offset by non-cash depreciation expense of $3,044,531, amortization of debt issuance costs of $8,109,078, impairment charges of $292,748, share-based compensation of ($358,937), loss on issuance of warrants of $46,928,815 and changes in assets and liabilities of $3,899,203.

Investing Activities

Net cash provided by (used in) investing activities was ($70,098) during the year ended December 31, 2024 compared to ($295,150) for the year ended December 31, 2023. The decrease was primarily due to lower purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $1,698,550 during the year ended December 31, 2024 compared to $2,989,800 for the year ended December 31, 2023. This decrease was largely attributable to repayments of $4,915,000 under convertible notes payable, offset by proceeds from the issuance of common stock of $3,064,067 and borrowings under lines of credit of $3,750,000 as compared to the year ended December 31, 2023.

Eightco Holdings Inc. has required funding from the Former Parent to launch operations. Ferguson Containers has historically had positive cash flows from operations. Since inception, Ferguson Containers Inc.’s operations have been funded principally through its operations.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $112,570,049 as of December 31, 2024 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets and has a stockholders’ deficit at December 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

As of December 31, 2024, the Company had approximately $0.2 million in cash and cash equivalents as compared to $5.2 million at December 31, 2023. The Company expects that its current cash and cash equivalents, approximately $0.2 million as of the date of this annual report, will not be sufficient to support its projected operating requirements for at least the next 12 months from this date.

The Company expects to need additional capital in order to increase revenues above current levels. Any additional equity financing, if available, may not be on favorable terms and would likely be significantly dilutive to the Company’s current stockholders, and debt financing, if available, may involve restrictive covenants. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will likely have a materially adverse effect on our business, financial condition and results of operations. In 2023, the Company began reducing headcount to reduce the corporate overhead. The Company raised capital in 2024 and intends to continue reducing costs in 2025 while raising additional capital as needed.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors of

Eightco Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Eightco Holdings Inc. (the “Company”) as of December 31, 2024, the related consolidated statement of operations, comprehensive income, changes in stockholders’ deficit and cash flows for the year ended December 31, 2024 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of their operations and their cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About its Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced negative cash flows from operations for the years ended December 31, 2024, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Stephano Slack LLC

We have served as the Company’s auditor since 2024.

Wayne, Pennsylvania

April 15, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors of

Eightco Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Eightco Holdings Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of comprehensive loss, changes in stockholders’ deficit and cash flows for the year ended December 31, 2023 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of their operations and their cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced a net loss and negative cash flows from operations for the year ended December 31, 2023, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Morison Cogen LLP

We served as the Company’s auditor from 2022 to 2024.

Blue Bell, Pennsylvania

April 1, 2024

EIGHTCO HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$239,187	$5,247,836
Accounts receivable, net	1,592,049	1,248,657
Inventories, net	7,834,351	5,965,607
Prepaid expenses and other current assets	1,002,023	678,015
Current assets of discontinued operations held for sale	1,798,239	1,608,823
Total current assets	12,465,849	14,748,938
Property and equipment, net	5,452	5,222
Intangible assets, net	13,828,214	16,108,443
Goodwill	22,324,588	22,324,588
Loan held-for-investment	2,224,252	2,224,252
Total assets	$50,848,355	$55,411,443

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,061,265	$2,134,654
Accounts payable – related parties	300,000	381,828
Accrued expenses and other current liabilities	2,936,580	714,984
Accrued expenses and other current liabilities – related parties	2,050,684	6,438,900
Current portion of convertible notes payable, net of debt discount of $0 and $277,750	-	4,637,250
Convertible notes payable – related parties, net	11,500,000	11,500,000
Line of credit	6,850,000	3,200,000
Line of credit – related parties	3,525,000	3,425,000
Due to Former Parent	480,000	6,977,193
Current liabilities of discontinued operations held for sale	107,731	115,837
Total current liabilities	29,811,260	39,525,646

Convertible notes payable, net of debt discount of $0 and $0, respectively	-	-
Convertible notes payable – related parties, net of debt discount of $750,000 and $1,750,000, respectively	9,521,155	14,133,700
Deferred tax liabilities	-	-
Contingent consideration	-	6,100,000
Total liabilities	$39,332,415	$59,759,346

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized and 0 shares outstanding at December 31, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized and 2,479,363 and 941,284 shares outstanding at December 31, 2024 and December 31, 2023, respectively	$2,479	$941
Additional paid-in capital	124,129,543	108,620,943
Accumulated deficit	(112,570,049)	(113,278,588)
Foreign currency translation	368,481	723,303
Total stockholders’ (deficit) attributable to Eightco Holdings Inc.	11,930,454	(3,933,401)
Non-controlling interest	(414,514)	(414,502)
Total stockholders’ equity (deficit)	11,515,940	(4,347,903)
Total liabilities and stockholders’ equity (deficit)	$50,848,355	$55,411,443

The accompanying notes are an integral part of these consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years ended December 31, 2024 and 2023

	2024	2023
Revenues, net	$39,621,272	$67,568,353
Cost of revenues	33,639,274	61,308,561
Gross profit	5,981,998	6,259,792

Operating expenses:
Selling, general and administrative expenses	12,759,719	14,805,627
Restructuring and severance	1,414,838	2,133,982
Total operating expenses	14,174,557	16,939,609
Operating loss	(8,192,559)	(10,679,817)

Non-operating income (expense):
Interest expense	(5,287,920)	(11,553,477)
Loss on issuance of warrants	-	(46,928,815)
Gain on forgiveness of earnout	6,100,000	-
Gain on extinguishment of liabilities	7,427,193	-
Other income	107,760	104,994

Total non-operating income (expense)	8,347,033	(58,377,298)

Net income (loss) before income tax expense (benefit)	154,474	(69,057,115)

Income tax expense (benefit)	(135,337)	-

Net income (loss) from continuing operations	289,811	(69,057,115)
Net income from discontinued operations, net of tax	418,716	736,701
Net income (loss)	708,527	(68,320,414)
Net loss attributable to non-controlling interest	(12)	(25)
Net income (loss) attributable to Eightco Holdings Inc.	$708,539	$(68,320,389)
Net income (loss) per share:
Net income (loss) per share – basic	$0.40	$(23.63)
Net income (loss) per share – diluted	$0.36	$(23.63)
Weight average number of common shares outstanding – basic	1,751,132	2,891,144
Weight average number of common shares outstanding – diluted	1,981,359	2,891,144

The accompanying notes are an integral part of these consolidated financial statements.

F-4

EIGHTCO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2024	2023

Net income (loss)	$708,527	$(68,320,414)
Foreign currency translation – unrealized gain (loss)	(354,822)	255,635
Comprehensive income (loss)	$353,705	$(68,064,779)

EIGHTCO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years ended December 31, 2024 and 2023

	Common Stock		Additional Paid in	Non controlling	Retained Earnings (Accumulated	Accumulated Other
	Shares	Amount	Capital	Interest	Deficit)	Income	Total

Balances, January 1, 2024	941,284	$941	$108,620,943	$(414,502)	$(113,278,588)	$723,303	$(4,347,903)
Issuance of common stock to note holders	294,633	295	1,207,705	-	-	-	1,208,000
Issuance of common stock to investors	864,236	864	2,988,936	-	-	-	2,989,800
Issuance of common stock to board of directors and former employees	110,802	111	371,345	-	-	-	371,456
Issuance of common stock to consultants	193,779	194	620,099	-	-	-	620,293
Issuance of common stock - conversions	24,195	24	99,174	-	-	-	99,198
Issuance of common stock – settlement of cash warrants	50,434	50	206,728	-	-	-	206,778
Share-based compensation	-	-	39,937	-	-	-	39,937
Shares reserved for future issuance of common stock to debt holders for interest	-	-	713,511	-	-	-	713,511
Forgiveness of principal and interest – related parties	-	-	9,261,165	-	-	-	9,261,165
Foreign currency translation	-	-	-	-	-	(354,822)	(354,822)
Net income	-	-	-	(12)	708,539	-	708,527
Balances, December 31, 2024	2,479,363	$2,479	$124,129,543	$(414,514)	$(112,570,049)	$368,481	$11,515,940

Balances, January 1, 2023	126,673	$127	$50,618,137	$(316,509)	$(44,958,199)	$467,668	$5,811,224
Issuance of common stock to note holders	154,867	155	7,743,178	-	-	-	7,743,333
Issuance of common stock to investors	19,060	19	(19)	-	-	-	-
Exercise of warrants	508,893	508	14,292	-	-	-	14,800
Issuance of warrants	-	-	51,264,424	-	-	-	51,264,424
Repurchase of warrants from noteholder	-	-	(660,000)	-	-	-	(660,000)
Forfeiture of equity awards	-	-	(854,000)	-	-	-	(854,000)
Share-based compensation	131,791	132	494,931	-	-	-	495,063
Distributions to non-controlling interest	-	-	-	(97,968)	-	-	(97,968)
Foreign currency translation	-	-	-	-	-	255,635	255,635
Net loss	-	-	-	(25)	(68,320,389)	-	(68,320,414)
Balances, December 31, 2023	941,284	$941	$108,620,943	$(414,502)	$(113,278,588)	$723,303	$(4,347,903)

The accompanying notes are an integral part of these consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31, 2024 and 2023

	2024	2023
Cash flows from operating activities:
Net income (loss)	$708,527	$(68,320,414)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,454,661	3,044,531
Amortization of debt issuance costs	1,337,750	8,109,078
Amortization of prepaid share-based compensation	533,851	-
Impairments of long-lived assets	-	292,748
Loss on issuance of warrants	-	46,928,815
Share-based compensation	39,937	(358,937)
Provision for bad debts	-	-
Gain on disposal	-	5,897
Gain on extinguishment of liabilities	(7,427,193)	-
Gain on forgiveness of earnout	(6,100,000)	-
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(343,392)	(825,672)
Inventories	(2,223,566)	(1,311,617)
Prepaid expenses and other current assets	(277,105)	1,001,494
Accounts payable	130,476	360,689
Accrued expenses and other current liabilities	4,831,039	4,564,399
Deferred taxes	(82,104)	-
Discontinued operations	(219,982)	109,910

Net cash used in operating activities	(6,637,101)	(6,399,079)

Cash flows from investing activities:
Purchases of property and equipment – continuing operations	(826)	(3,076)
Purchase of license agreement	-	(358,763)
Purchases of property and equipment – discontinued operations	(69,272)	(114,311)
Proceeds from sale of assets	-	181,000

Net cash used in investing activities	(70,098)	(295,150)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,989,800	14,798
Net borrowings under lines of credit	3,750,000	4,775,000
Net borrowings under convertible notes	-	3,360,000
Net repayments under notes payable – related parties	-	(249,507)
Fees paid for financing costs	-	(664,389)
Repayments under notes payable – related parties	-	(116,300)
Repayments under convertible notes payable – related parties	(126,250)	-
Repayments under convertible notes payable	(4,915,000)	-
Repurchase of warrants from noteholders	-	(660,000)
Distributions	-	(97,968)

Net cash provided by financing activities	1,698,550	6,361,634

Net increase in cash and cash equivalents and restricted cash	(5,008,649)	(332,595)
Cash and cash equivalents and restricted cash, beginning of the year	5,247,836	5,580,431
Cash and cash equivalents and restricted cash, end of the year	$239,187	$5,247,836

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,179,351	$444,781
Cash paid for income taxes	$-	$-
Convertible shares under notes payable	$-	$7,743,333
Issuance of warrants to noteholders and placement agent	$-	$4,335,611
Original issue discount	$-	$555,000
Accrued placement agent fees for equity placement	$-	$-
Convertible shares under notes payable – related party	$99,199	$-
Issuance of common stock to line of credit holders	$60,000	$-
Issuance of common stock to vendors for future services	$480,250	$-
Issuance of common stock to employees and directors for settlement of liabilities	$318,205	$-
Issuance of common stock to vendors for settlement of liabilities	$105,693	$-
Issuance of common stock to noteholders for settlement of accrued interest	$1,148,000	$-
Issuance of common stock to noteholders for settlement of cash warrant liabilities	$206,779	$-
Shares reserved for future issuance of common stock to debt holders for interest 8	$713,510	$-
Forgiveness of interest – related parties	$3,861,165	$-
Forgiveness of debt – related parties	$5,400,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2024 and 2023

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As used herein, “Eightco” and the “Company” refer to Eightco Holdings Inc., a Delaware corporation originally incorporated on September 21, 2021 (date of inception) under the laws of the State of Nevada, and subsidiaries. On March 9, 2022, the Company converted to a Delaware corporation pursuant to a plan of conversion entered into with its former parent, Vinco Ventures, Inc. (“Vinco” or “Former Parent”). The Company operates in two main businesses: Forever 8 Inventory Cash Flow Solution and Corrugated Packaging Business. Forever 8 Fund LLC (“Forever 8”), which focuses on purchasing inventory for e-commerce retailers, was acquired by the Company on October 1, 2022, and is part of its Inventory Solution Business. The Company previously sold BTC mining equipment and developed an NFT character set under its Web3 Business but has no intention of continuing this business at this time. The Corrugated Packaging Business manufactures and sells custom packaging for a wide variety of products and helps customers generate brand awareness and promote brand image through packaging. Prior to the Separation (as defined below), the Company was 100% owned by Vinco.

As of December 31, 2024, Eightco had three wholly-owned subsidiaries: Forever 8, Ferguson Containers, Inc. (“Ferguson Containers” or “Corrugated Packaging Business”) and BlockHiro, LLC. Ferguson Containers owns 100% of 8co Holdings Shared Services, LLC. Eightco owns 51% of CW Machines, LLC which is consolidated under the voting interest entity model. Under the voting interest entity model, control is presumed by the holder of a majority voting interest unless noncontrolling shareholders have substantive participating rights. Forever 8 owns 100% of Forever 8 UK, Ltd and Forever 8 Fund EU Holdings BV.

During 2021, the Former Parent announced it plans to spin-off (the “Separation”) certain of its businesses. The Former Parent has included Ferguson Containers as well as other subsidiaries of the Former Parent (the “Eightco Businesses”) as part of the spin-off. In anticipation of the Separation, the Former Parent contributed its assets and legal entities comprising the Eightco Businesses to facilitate the Separation. As a result of the Separation, the Company became an independent, publicly traded company comprised of the Eightco Businesses on June 30, 2022.

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

For the Years ended December 31, 2024 and 2023

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reverse Stock Split: On April 3, 2023, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of State of Delaware (1) to effect a 1-for-50 reverse stock split of the shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), either issued and outstanding or held by the Company as treasury stock (the “2023 Reverse Stock Split”) and (2) to change the name of the Company from “Cryptyde, Inc.” to “Eightco Holdings Inc.” (the “Name Change”). On August 8, 2024, the Company filed another amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate a 1-for-5 reverse stock split if its Common Stock (the “2024 Reverse Stock Split” and together with the 2023 Reverse Stock Split, the “Reverse Stock Splits”). All share, equity award, and per share amounts contained in the consolidated financial statements have been adjusted to reflect the Reverse Stock Splits for all prior periods presented.

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

Discontinued Operations. A component of an entity that is disposed of by sale or abandonment is reported as discontinued operations if the transaction represents a strategic shift that will have a major effect on an entity’s operations and financial results. The results of discontinued operations are aggregated and presented separately in the Consolidated Statement of Operations. Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheet, including the comparative prior year period. The Company’s cash flows are reflected as cash flows from discontinued operations within the Company’s Consolidated Statements of Cash Flows for each period presented.

Cash and Cash Equivalents. The Company considers all highly liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2024 and 2023

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable. Accounts receivable are carried at their contractual amounts, less an estimated allowance for credit losses. Management estimates the allowance for credit losses using a loss-rate approach based on historical loss information, adjusted for management’s expectations about current and future economic conditions, as the basis to determine expected credit losses. Management exercises significant judgment in determining expected credit losses. Key inputs include macroeconomic factors, industry trends, the creditworthiness of counterparties, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Management believes that the composition of receivables at year-end is consistent with historical conditions as credit terms and practices and the client base has not changed significantly. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted. The allowance for credit losses was $60,000 and $67,350 as of December 31, 2024 and 2023, respectively. There were two customers who represented 30% and 18% of total accounts receivable as of December 31, 2024, respectively.

Inventories. Inventory is recorded at the lower of cost or net realizable value on a first-in, first-out basis. The Company reduces the carrying value of inventories for those items that are potentially excess, obsolete, or slow moving based on a review of recent sales trends and expected future demand.

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

Intangible Assets and Long-lived Assets. The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of its long-lived assets using undiscounted cash flows. If an asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. During the years ended December 31, 2024 and 2023, the Company recorded impairment charges to long lived assets in the amounts of $0 and $292,748, respectively. The impaired asset was fully written off in 2023. The Company records intangible assets based on their fair value on the date of acquisition. Intangible assets include the cost of developed technology, customer relationships, trademarks and tradenames. Intangible assets are amortized utilizing the straight-line method over their remaining economic useful lives, as follows: 10 years for developed technology, 7 years for customer relationships and 7 years for trademarks and tradenames. The Company reviews long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to an asset, an impairment loss equal to the remaining carrying value of the asset is recorded. The Company did not record any impairment charges related to intangibles assets during the years ended December 31, 2024 and 2023, respectively.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2024 and 2023

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Contingent Liabilities. The Company, from time to time, may be involved in certain legal proceedings. Based upon consultation with outside counsel handling its defense in these matters and the Company’s analysis of potential outcomes, if the Company determines that a loss arising from such matters is probable and can be reasonably estimated, an estimate of the contingent liability is recorded in its consolidated financial statements. If only a range of estimated loss can be determined, an amount within the range that, based on estimates, assumptions and judgments, reflects the most likely outcome, is recorded as a contingent liability in the consolidated financial statements. In situations where none of the estimates within the estimated range is a better estimate of probable loss than any other amount, the Company records the low end of the range. Any such accrual would be charged to expense in the appropriate period. Litigation expenses for these types of contingencies are recognized in the period in which the litigation services were provided.

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

Revenue Recognition. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for fulfilling those performance obligations. Revenue for product sales is recognized upon receipt by the customer. There are no contract assets or contract liabilities and therefore no unsatisfied performance obligations. One customer represented 75% of total revenues for the year ended December 31, 2024.

Disaggregation of Revenue. The Company’s primary revenue streams include the sale of consumer goods through our inventory management solutions business and the sale of corrugated packaging materials. There are no other material operations that were separately disaggregated for segment purposes.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2024 and 2023

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of Revenues. Cost of revenues includes freight charges, purchasing and receiving costs, depreciation and inspection costs.

Comprehensive income. The Company follows Accounting Standards Codification (“ASC”) 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Other comprehensive income is limited to foreign currency translation adjustments. Therefore, total comprehensive income includes net income (loss) and foreign currency translation adjustments.

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

Exchange rate used for the translation as follows:

	December 31, 2024	December 31, 2023
Spot
USD to EUR	$0.9615	$0.9009
USD to GBP	$0.8000	$0.7874

	December 31, 2024	December 31, 2023
Average
USD to EUR	$0.9259	$0.9224
USD to GBP	$0.7874	$0.8016

Earnings Per Share. The Company follows ASC 260 when reporting Earnings Per Share (“EPS”) resulting in the presentation of basic and diluted earnings per share. Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2024 and 2023

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the year ended December 31, 2024, the Company had net income and therefore included the dilutive effect of certain securities in its diluted EPS calculation. For the year ended December 31, 2023, the Company incurred a net loss and excluded common stock equivalents from diluted EPS as their effect would have been anti-dilutive.

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating the basic and diluted net loss per share:

	December 31,
	2024	2023

Weighted average shares outstanding – basic	1,751,132	2,891,144
Warrants for noteholders and placement agents	44,217	-
Warrants for equity investors	145,600	-
Shares to be issued	40,410	-
Weighted average shares outstanding – diluted	1,981,359	2,891,144

As of December 31, 2024 and 2023, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31, 2024	December 31, 2023

Convertible shares under notes payable	-	489,031
Warrants for noteholders and placement agent	-	44,217
Warrants for equity investors and placement agent	-	145,600
Shares reserved for issuance for preferred units of Forever 8 Fund, LLC	-	43,000
Convertible notes payable issued in acquisition of Forever 8 Fund, LLC	43,598	54,767
Shares reserved for contingent consideration for acquisition of Forever 8 Fund, LLC	-	74,000
Total common stock equivalents	43,598	850,615

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

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2024 and 2023

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes. The Company accounts for income taxes under the provisions of the FASB ASC Topic 740 “Income Taxes” (“ASC Topic 740”). The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2024 and 2023. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of comprehensive income. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, accounts payable and other current liabilities approximate fair values due to the short-term nature of these instruments. The Company’s long-term debt consists of $21,021,155 at December 31, 2024. The estimated fair value of this debt approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market interest rates.

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

For the Years ended December 31, 2024 and 2023

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as modified by FASB ASU No. 2019-10 and other subsequently issued related ASUs. The amendments in this Update affect loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this new guidance effective January 1, 2023 utilizing the modified retrospective transition method. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements, but did change how the allowance for credit losses is determined.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses and other segment items on an interim and annual basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative threshold to determine its reportable segments. The new disclosure requirements are also applicable to entities that account and report as a single operating segment entity. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the guidance for the annual reporting period ended December 31, 2024. There was no impact on the Company’s reportable segments identified.

Segment Reporting. The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the Chairman and Chief Executive Officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company’s primary revenue streams include inventory management solutions and the sale of corrugated packaging materials. Based on the CODM's evaluation and internal reporting, the Company has two reportable segments: Inventory Management Solutions and Corrugated Packaging.

Reclassifications. Certain prior period amounts have been reclassified to conform to the current period presentation, including amounts related to the Corrugated Packaging Business, which was classified as a discontinued operation as of December 31, 2024. These reclassifications had no impact on previously reported net income or stockholders’ equity.

3. GOING CONCERN

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has negative cash flows from operations, incurred a loss since inception resulting in an accumulated deficit of $112,570,049 as of December 31, 2024 and further losses are anticipated in the development of its business. These factors raise substantial doubts about the Company’s ability to continue as a going concern for a period of 12 months from the date of this annual report.

As of December 31, 2024, the Company had approximately $0.2 million in cash and cash equivalents as compared to $5.2 million at December 31, 2023. The Company expects that its current cash and cash equivalents, approximately $0.5 million as of the date of this annual report, will not be sufficient to support its projected operating requirements for at least the next 12 months from this date.

The Company expects to need additional capital in order to increase revenues above current levels. Any additional equity financing, if available, may not be on favorable terms and would likely be significantly dilutive to the Company’s current stockholders, and debt financing, if available, may involve restrictive covenants. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will likely have a materially adverse effect on our business, financial condition and results of operations. In 2023, the Company began reducing headcount to reduce the corporate overhead. The Company raised capital in 2024 and will continue to look to reduce costs in 2025 and raise capital as required for its operations.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2024 and 2023

4. ACQUISITIONS AND DIVESTITURES

Effective October 1, 2022, the Company acquired 100% of the issued and outstanding membership interests of Forever 8.

During fiscal year 2024, the Company entered into multiple amendments with the former owners of Forever 8 that significantly altered the original acquisition consideration. These changes included:

●	The forgiveness of $5.4 million in principal on the Promissory Notes,
●	The waiver of 215,000 non-voting preferred membership units initially included in the acquisition terms,
●	The release of $6.1 million in contingent consideration, which was recognized as a gain in other income during the year ended December 31, 2024, and
●	The forgiveness and conversion of approximately $5.7 million in accrued interest on the Promissory Notes, resulting in the issuance of approximately 1.9 million shares of the Company’s common stock. The remaining forgiven interest, totaling $3.86 million, was recorded as a capital contribution to additional paid-in capital (APIC) due to the related-party nature of the transaction.

These modifications resulted in a substantial reduction in the total consideration payable under the original purchase agreement.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2024 and 2023

4. ACQUISITIONS AND DIVESTITURES (continued)

Discontinued Operations

On November 22, 2024, Eightco Holdings Inc. (the “Company”) entered into an Asset Purchase Agreement (the “APA”) to sell substantially all of the assets of its wholly owned subsidiary, Ferguson Containers, Inc. (the “Corrugated Packaging Business”), to Ferguson Containers, LLC, a New Jersey limited liability company controlled by certain management employees of the Corrugated Packaging Business (the “Buyers”). This sale was completed on April 7, 2025. See Subsequent events Note 22 for more details.

As a result of entering into the APA, the Company has classified the operations of Ferguson Containers as discontinued operations in the consolidated financial statements for all periods presented. Assets and liabilities associated with Ferguson Containers have been classified as “held for sale” as of December 31, 2024.

The following summarizes the components of the assets and liabilities from discontinued operations to be divested for the years ended December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$168,323	$-
Accounts receivable, net	788,317	625,293
Inventories	101,577	114,300
Prepaid expenses and other current assets	105,249	129,893
Property and equipment, net	634,773	739,337
Total assets	$1,798,239	$1,608,823

LIABILITIES
Current liabilities:
Accounts payable	$2,980	$942
Accrued expenses and other current liabilities	31,775	32,790
Income tax payable	72,976	-
Deferred tax liabilities	-	82,104
Total liabilities	$107,731	$115,836

The following summarizes the components of net income from discontinued operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

Revenues	6,823,277	7,729,131
Cost of revenues	4,980,338	5,496,462
Gross profit:	1,842,939	2,232,669

Operating expenses:
Selling, general and administrative	1,439,964	1,530,024
Restructuring and severance	-	-
Operating income	402,975	702,645

Other (expense) income:
Interest (expense)	-	(112)
Other income	6,613	34,168
Total other income, net	6,613	34,056
Income before income taxes	409,588	736,701
Income tax benefit	(9,128)	-
Net income from discontinued operations	$418,716	$736,701

As a result of this classification, prior period amounts have been reclassified to conform to the current period presentation.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2024 and 2023

5. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023

Trade accounts receivable	$2,440,366	$1,941,300
Less: allowance for credit losses	(60,000)	(67,350)
Total accounts receivable	2,380,366	1,873,950
Less: accounts receivable – discontinued operations	(788,317)	(625,293)
Accounts receivable – continuing operations	$1,592,049	$1,248,657

6. INVENTORIES

Inventories consist of the following at December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023

Raw materials	$-	$22,116
Finished goods	8,435,928	6,657,791
Reserve for obsolescence	(500,000)	(600,000)
Total inventories	7,935,928	6,079,907
Less: inventories – discontinued operations	(101,577)	(114,300)
Inventories – continuing operations	$7,834,351	$5,965,607

7. OTHER CURRENT ASSETS

Other current assets consist of the following at December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023

Advances for inventory purchases	$949,641	$517,228
Prepaid insurance	53,601	91,075
Deposits	72,744	4,994
Due from customer	-	106,846
Other	31,286	87,765
Total other current assets	1,107,272	807,908
Less: other current assets – discontinued operations	(105,249)	(129,893)
Other current assets – continuing operations	$1,002,023	$678,015

8. LOAN HELD-FOR-INVESTMENT, RELATED PARTY

Loan held-for-investment, related party, represents a senior secured promissory note from Wattum Management Inc., a non-controlling member of CW Machines, LLC, a related party. The note bears interest of 5% per annum and matures on October 12, 2026 with the entire outstanding principal and accrued interest due at maturity date. The note is secured by assets of Wattum Management, Inc. Expected credit losses for loan held for investment are based on management’s assessment of credit risk associated with the loan, including consideration of factors such as the financial condition of the entity, historical payment behavior, and any collateral or guarantees provided. The Company determined it was not necessary to record an allowance for credit losses as of December 31, 2024 and 2023.

At December 31, 2024 and 2023, the principal amount of the loan held for investment was $2,224,252 and $2,224,252, respectively.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2024 and 2023

9. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023

Land	$-	$-
Building and building improvements	781,985	781,985
Equipment and machinery	4,821,936	4,752,663
Furniture and fixtures	284,877	284,049
Vehicles	585,854	585,854
	6,474,652	6,404,551
Less: accumulated depreciation	(5,834,427)	(5,659,992)
Total property and equipment, net	640,225	744,559
Less: property and equipment, net – discontinued operations	(634,773)	(739,337)
Property and equipment, net – continuing operations	$5,452	$5,222

Depreciation and amortization expense was $174,443 and $199,282 for the years ended December 31, 2024 and 2023, respectively. The Company recorded an impairment charge of $0 and $292,748 for the years ended December 31, 2024 and 2023, respectively.

10. INTANGIBLE ASSETS, NET

Intangible assets consist of the following at December 31, 2024 and December 31, 2023:

	Useful Lives	December 31, 2024	December 31, 2023

Customer relationships	7 years	$7,100,000	$7,100,000
Developed technology	10 years	9,700,000	10,219,775
Trademarks and tradenames	7 years	2,200,000	2,200,000
		19,000,000	19,519,775
Less: accumulated amortization		(5,171,786)	(3,411,332)
Total intangible assets, net		$13,828,214	$16,108,443

Amortization expense was $2,280,229 and $2,832,724 for the years ended December 31, 2024 and 2023, respectively.

Amortization expense for the next five years is as follows:

For the years ending December 31,
2025	$2,298,571
2026	2,298,571
2027	2,298,571
2028	2,298,571
2029	2,298,571
Thereafter	2,335,359
$13,828,214

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2024 and 2023

11. GOODWILL

The changes in the carrying amount of goodwill for the period from January 1, 2024 through December 31, 2024 consisted of the following:

Balance, January 1, 2024	$22,324,588
Additions and adjustments	-
Balance, December 31, 2024	$22,324,588

12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023

Payroll and related benefits	$3,130,269	$1,831,499
Professional fees	187,378	-
Accrued settlement liability for equity holders of Forever 8	-	206,779
Accrued interest	936,395	3,741,155
Accrued rent	120,000	1,050,000
Accrued other taxes	215,006	-
Other	429,991	357,242
Total accrued expenses and other current liabilities	5,019,039	7,186,675
Less: accrued expenses and other current liabilities – discontinued operations	(31,775)	(32,791)
Accrued expenses and other current liabilities – continuing operations	$4,987,264	$7,153,884

13. DUE TO AND FROM FORMER PARENT

As of December 31, 2024 and 2023, due to Former Parent consists of net amounts due to Vinco related to management fees and borrowings for working capital and financing needs of Eightco Holdings Inc. as well as other operating expenses that were paid for on behalf of one to the other. As of December 31, 2024 and 2023, the net amount due to Former Parent was $480,000 and $6,977,193, respectively.

14. LINES OF CREDIT

Principal due under the lines of credit was as follows at December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023

Lines of credit, 12%-18%	$6,850,000	$3,200,000

Interest expense under lines of credit was $698,030 and $227,630 for the years ended December 31, 2024 and 2023, respectively.

The lines of credit are collateralized by the inventory of the Company.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2024 and 2023

15. LINES OF CREDIT – RELATED PARTIES

Principal due under the lines of credit – related parties was as follows at December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023

Lines of credit, 12%-18%	$3,525,000	$3,425,000

Interest expense under lines of credit – related parties was $495,542 and $339,987 for the years ended December 31, 2024 and 2023, respectively.

The lines of credit – related parties are collateralized by the inventory of the Company.

16. CONVERTIBLE NOTE PAYABLE

Principal due under the convertible note payable was as follows at December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023

Note payable, 0% and 0%	-	4,637,250
Less: debt discount	-	-
Note payable, net	$-	$4,637,250

Interest expense under convertible notes payable was $277,750 and $7,109,078, of which $277,750 and $7,109,078 was related to amortization of the debt discount, for the years ended December 31, 2024 and 2023, respectively.

During 2023, the Company had two senior secured convertible notes outstanding with an accredited investor (the “Note Investor”): a note issued in January 2022 with an original principal amount of $33,333,333 (the “January 2022 Note”) and a note issued in March 2023 with an original principal amount of $5,555,000 (the “March 2023 Note”). Both notes were issued at an original issue discount and included embedded conversion features and detachable warrants, which resulted in the recognition of significant debt discounts and warrant-related expenses in prior periods.

On October 23, 2023, the Company entered into a Prepayment and Redemption Agreement with the Note Investor, pursuant to which it agreed to repay in full the outstanding principal of both convertible notes and to redeem all related warrants. The agreement required aggregate payments of $8,215,000, which were remitted in installments from October 2023 through March 2024. Upon receipt of these payments, all obligations under the January 2022 Note, March 2023 Note, and associated warrants were satisfied in full and the instruments were extinguished during the year ended December 31, 2024.

No convertible notes or related instruments were outstanding as of December 31, 2024 with the Note Investor.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2024 and 2023

17. CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

The convertible notes payable, related party were issued as part of consideration for the acquisition of Forever 8. The discount was calculated based on the fair value of the instrument as of October 1, 2022. Please see Note 3. Acquisitions for further information. Principal due under the convertible note payable – related parties was as follows at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023

Notes payable, 12% and 10%	21,771,155	27,383,700
Less: current portion	11,500,000	11,500,000
Notes payable, long-term potion	$10,271,155	$15,883,700
Less: debt discount	750,000	1,750,000
Notes payable, long-term portion, net	9,521,155	14,133,700

Interest expense under convertible notes payable – related parties was $2,916,597 and $3,878,696, of which $1,000,000 and $1,000,000 was related to amortization of the debt discount, for the years ended December 31, 2024 and 2023, respectively.

18. INCOME TAXES

Eightco Holdings Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income.

Forever 8 Fund, LLC, BlockHiro, LLC and Cryptyde Shared Services, LLC are limited liability companies which are disregarded entities for income tax purposes and are owned 100% by Eightco Holdings Inc. and Ferguson Containers, Inc., respectively. The Company pays corporate federal, state and local taxes on income allocated to it from BlockHiro, LLC and 8co Holdings Shared Services, LLC.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2024 and 2023

18. INCOME TAXES (continued)

F8 Fund EU Holdings BV is taxed as a corporation and pays foreign taxes on income.

Components of income before income taxes were as follows:

	2024	2023

United States	$315,844	$(67,719,971)
Foreign	248,218	(600,443)
Income (loss) before income tax expense	$564,062	$(68,320,414)
Less: income before income tax expense – discontinued operations	(409,588)	(736,701)
Income before income tax expense – continuing operations	154,474	(69,057,115)

The tax effects of temporary differences that give rise to deferred tax assets or liabilities are presented below:

	2024	2023

Deferred tax assets:
Stock-based compensation	$(8,387)	$(8,387)
Goodwill and intangibles	487,575	270,574
Leases	-	-
Reserves	117,600	140,143
Net operating loss carryforwards	8,118,656	8,755,550
Less: valuation allowance	(8,715,444)	(9,157,880)
Net deferred tax assets	$-	$-

Deferred tax liabilities:
Right of use assets	$-	-
Property and equipment	$-	(82,104)
Net deferred tax liabilities	$-	$(82,104)
Net deferred taxes	$-	$(82,104)

The income tax provision consists of the following:

	2024	2023

Current:
Federal	$-	$-
State	72,976	-
Foreign	(135,337)	-
Total current	(62,361)	-
Deferred:
Federal	(55,816)	(4,415,124)
State	(26,287)	-
Foreign	-	(114,084
Less: change in valuation allowance	-	4,529,208
Total deferred	(82,103)	-
Total income tax provision (benefit)	$(144,464)	$-
Less: income tax provision (benefit) – discontinued operations	(9,127)	-
Total income tax provision (benefit) – continuing operations	(135,337)	-

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2024 and 2023

18. INCOME TAXES (continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2024	2023

Tax at federal statutory rate	21.0%	21.0%
Income from pass-through entities taxable to noncontrolling interests	0.0%	0.0%
Warrant valuation	0.0%	-14.5%
Nondeductible expenses	-1.7%	-0.1%
State and local income taxes	12.9%	0.0%
Foreign income not subject to U.S. federal taxes	-24.0%	-0.2%
U.S. income taxes subject to valuation allowance	0.0%	-6.2%
Change in valuation allowance	-33.8%	0.0%
Total income tax provision	-25.6%	0.0%
Less: adjustment for discontinued operations	-62.0%	0.0%
Income tax provision (benefit) from continuing operations	-87.6%	0.0%

The Company recorded an income tax benefit of approximately $(135,337) and $0 for the years ended December 31, 2024 and 2023, respectively. This benefit reflects the release of certain foreign tax obligations and changes in deferred tax balances, including adjustments for valuation allowances. The Company recorded a full valuation allowance against its deferred tax assets in both 2024 and 2023 due to cumulative losses and the lack of objectively verifiable positive evidence. A separate tax benefit of approximately $(9,127) related to the discontinued operations of Ferguson Containers is presented within discontinued operations on the consolidated statements of operations.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2024, the Company had $0 unrecognized tax benefits and $0 charges during 2024, and accordingly, the Company did not recognize any interest or penalties during 2024 related to unrecognized tax benefits. There is $0 accrual for uncertain tax positions as of December 31, 2024.

The Company files U.S. income tax returns and a state income tax return. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2021 and thereafter are subject to examination by the relevant taxing authorities.

As of December 31, 2024, the Company had a net operating loss carryforward for federal income tax purposes of approximately $8,118,656. These carryforwards were generated in 2022 and later, and therefore do not expire, but are subject to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions, and may be utilized to offset up to 80% of taxable income in any future period.

19. STOCKHOLDERS’ EQUITY

Common Stock. Prior to the Separation, the Former Parent owned 100% of the issued and outstanding common stock of the Company. Effective June 29, 2022, the Company separated from the Former Parent, and the distribution of its common stock was completed.

On March 16, 2023, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of the Company’s common stock from 250,000,000 to 500,000,000 and to make a corresponding change to the number of authorized shares of capital stock, effective as of 4:05 p.m. (New York time) on March 16, 2023.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2024 and 2023

19. STOCKHOLDERS’ EQUITY (continued)

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

As of December 31, 2024, the Company had sold 692,890 shares of common stock for net proceeds of $2,422,910 under the ATM Agreement.

Common stock issuances during the year ended December 31, 2024:

On January 30, 2024, the Company issued 11,247 shares of common stock fair valued at $34,866 to satisfy a portion of the outstanding severance due to the former employee.

On February 28, 2024, the Company issued 15,500 shares of common stock fair valued at $48,050 to satisfy a portion of the outstanding severance due to the former employee.

On March 6, 2024, the Company issued 25,779 shares of common stock fair valued at $105,693 to satisfy outstanding fees for services performed due to the consultant.

On March 19, 2024, the Company issued 60,000 shares of common stock fair valued at the time it was granted of $171,000 to a consultant for services performed related to investor relations. The Company recorded the fair value as prepaid expenses on balance sheet and will amortize the expense ratably over 6 months. The Company recorded stock-based compensation expense for the year ended December 31, 2024 of $171,000.

On March 27, 2024, the Company issued 279,999 shares of common stock fair valued at $1,147,995 to satisfy a portion of the convertible notes payable due to the sellers of Forever 8.

On March 27, 2024, the Company issued 60,000 shares of common stock fair valued at the time it was granted of $216,000 to a consultant for services performed related to Forever 8. The Company recorded the fair value as prepaid expenses on balance sheet and will amortize the expense ratably over 12 months. The Company recorded stock-based compensation expense for the year ended December 31, 2024 $108,000, respectively.

On March 27, 2024, the Company issued 51,220 shares of common stock fair valued at $216,000 to the independent board of directors to satisfy deferred amounts due for services performed.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2024 and 2023

19. STOCKHOLDERS’ EQUITY (continued)

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

On March 28, 2024, the Company issued 14,634 shares of common stock fair valued at $60,000 to certain holders of the Series D Loan and Security Agreement. The Company recorded the fair value as interest expense on statement of comprehensive income (loss). The Company recorded interest expense for the year ended December 31, 2024 of $60,000.

On April 9, 2024, the Company issued a total of 10,000 shares of common stock fair valued at $40,000 at the time it was granted to a consultant. The Company recorded the fair value as prepaid expenses on balance sheet and will amortize the expense ratably over 4.5 months. The Company recorded stock-based compensation expense for the year ended December 31, 2024 of $40,000.

On April 9, 2024, the Company issued a total of 15,000 shares of common stock fair valued at $53,250 at the time it was granted to a consultant. The Company recorded the fair value as prepaid expenses on balance sheet and will amortize the expense ratably over 4 months. The Company recorded stock-based compensation expense for the year ended December 31, 2024.

On April 10, 2024, the Company issued 17,835 shares of common stock valued at $55,289 to satisfy a portion of the outstanding severance due to a former employee.

On August 8, 2024, the Company held a special meeting of stockholders to approve a proposal to amend the Company’s Certificate of Incorporation to effect the 2024 Reverse Stock Split at a ratio of 1-for-5. The Company reduced its shares by 1,825 shares of common stock due to fractional shares after the Reverse Stock Split.

On August 8, 2024, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate the 2024 Reverse Stock Split.

On December 19, 2024, the Company entered into a third amendment to the Seller Notes originally issued in connection with the acquisition of Forever 8 (the “December 2024 Seller Notes Amendment”). Pursuant to the terms of this amendment, the holders of the Seller Notes, who are considered related parties, agreed to convert approximately $1,600,000 of accrued interest into 485,381 shares of the Company’s common stock. The shares were valued based on the closing price of the Company’s common stock on the date of the agreement. The modification was accounted for as a capital transaction, and the resulting gain was recognized as an increase to additional paid-in capital. As of December 31, 2024, the shares had not yet been issued and are included in the calculation of basic and diluted weighted-average shares outstanding as shares to be issued.

On December 31, 2024, the Company issued a total of 20,000 shares of common stock fair valued at $34,000 at the time it was granted to consultants. The Company recorded the fair value as prepaid expenses on balance sheet and will record stock-based compensation expense upon the closing of an asset based line of credit.

On December 31, 2024, the Company issued a total of 18,000 shares of common stock fair valued at $53,600 at the time it was granted to a consultant. The Company recorded stock-based compensation expense for the year ended December 31, 2024 of $53,600.

Common stock issuances during the year ended December 31, 2023:

From January 1, 2023 through December 31, 2023, the Company issued a total of 154,947 shares of common stock to a noteholder for repayment of principal valued at $7,743,333 based on the conversion price set forth in the Note.

On January 26, 2023, the Company issued a total of 4,110 shares of common stock to employees for services rendered on behalf of the Company valued at $571,200 and previously expensed as stock-based compensation.

On January 26, 2023, the Company issued a total of 540 shares of common stock to three directors for director compensation valued at $91,800 and previously expensed as stock-based compensation.

On April 14, 2023, the Company issued 19,022 shares of common stock for broker dealers to investors for partial share ownership due to the Company’s 2023 Reverse Stock Split.

On September 22, 2023, the Company issued 30,000 shares to a consultant.

On November 10, 2023, the Company issued 5,000 shares of its common stock to a consultant for services rendered on behalf of the Company.

During the year ended December 31, 2023, the Company issued 508,893 shares of common stock upon the exercise of warrants.

As of December 31, 2024 and 2023, the Company had 2,479,363 and 941,284 issued and outstanding shares of common stock, respectively.

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

For the Years ended December 31, 2024 and 2023

20. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases certain office space from an entity affiliated through common ownership under an operating lease agreement on a month-to-month basis.

On April 26, 2022, the Company entered into an assignment and assumption agreement with the Former Parent whereby the parties agreed to transfer and assign to Eightco Holdings Inc. the lease agreement dated July 16, 2021 by and between Abdi R. Boozer-Jomehri (d/b/a Safety Harbor Centre, Inc.) and Edison Nation, LLC, a 100% owned subsidiary of the Former Parent (the “Safety Harbor Lease”). The Company adopted ASC 842 on January 1, 2022 and recognized a right of use asset and liability of $98,736 using a discount rate of 4.5%. The Safety Harbor lease was terminated in 2023 and there currently are no other material operating leases. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases.

On October 19, 2022, the Company entered into a commercial lease agreement with Foxx Trot Tango, LLC to lease approximately 25 acres of land, including approximately 250,000 square feet of warehouse space in Sylvester, Georgia for $87,500 on a month-to-month basis, effective July 2022. Owners of Foxx Trot, LLC are also shareholders of the Company.

Rent expense for the years ended December 31, 2024 and 2023 was $255,444 and $849,575, respectively. Rental payments are expensed in the statements of comprehensive income in the period to which they relate.

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

For the Years ended December 31, 2024 and 2023

20. COMMITMENTS AND CONTINGENCIES (continued)

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

None of the above milestones were met as of December 31, 2024.

21. SEGMENTING REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the years ended December 31, 2024 and 2023 were the Inventory Management Solutions segment and the Corrugated Packaging Business. The Company’s chief operating decision maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

Segment information is presented based upon the Company’s management organization structure as of December 31, 2024 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2024 and 2023

21. SEGMENTING REPORTING (continued)

The CODM evaluates segment performance based on net revenues, cost of revenues, gross profit, and selling, general and administrative expenses. These items are reviewed by segment. Depreciation and amortization is also monitored by management and presented below. Certain other costs, such as interest expense, other income (expense), and income taxes, are managed on a consolidated basis and not allocated to segments.

Segment operating profit is determined based upon internal performance measures used by the chief operating decision maker. The Company derives the segment results from its internal management reporting system. The accounting policies the Company uses to derive reportable segment results are the same as those used for external reporting purposes.

Segment operating income excludes certain corporate costs that are not allocated to segments, including corporate-level general and administrative expenses and unallocated shared services. These items are disclosed separately as “Corporate.”

Management measures the performance of each reportable segment based upon several metrics, including net revenues, gross profit and operating loss. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments.

The Company does not allocate impairment charges, interest expense, income taxes, or other non-operating income or expenses to segments. Segment asset information is disclosed where reviewed by the CODM.

Segment information available with respect to these reportable business segments for the year ended December 31, 2024 and 2023 was as follows:

	For the Years Ended December 31,
	2024	2023

Revenues:
Inventory Management Solutions	$39,621,272	$67,568,353
Corrugated Packaging (Discontinued Operations)	6,823,277	7,729,131
Total segment and consolidated revenues	$46,444,549	$75,297,484

Cost of revenues:
Inventory Management Solutions	$33,639,274	$61,308,561
Corrugated Packaging (Discontinued Operations)	4,980,338	5,496,462
Total segment and consolidated cost of revenues	$38,619,612	$66,805,023

Gross profit:
Inventory Management Solutions	$5,981,998	$6,259,792
Corrugated Packaging (Discontinued Operations)	1,842,939	2,232,669
Total segment and consolidated gross profit	$7,824,937	$8,492,461

Income from operations:
Inventory Management Solutions	$(2,753,757)	$(3,063,241)
Corrugated Packaging (Discontinued Operations)	402,975	702,645
Corporate	(6,368,802)	(7,116,576)
Total segment and consolidated income from operations	$(8,719,584)	$(9,477,172)

Depreciation and amortization:
Inventory Management Solutions	$2,280,836	$2,830,306
Corrugated Packaging (Discontinued Operations)	173,836	214,225
Total segment and consolidated depreciation and amortization	$2,454,672	$3,044,531

Revenues by geography:
North America	$13,309,349	$14,634,111
Europe	33,135,200	60,663,373
Total geography and consolidated revenues	$46,444,549	$75,297,484

Segment capital expenditures:
Inventory Management Solutions	$826	$51,922,852
Corrugated Packaging (Discontinued Operations)	69,272	2,967,629
Corporate	-	2,409,913
Total segment and consolidated capital expenditures	$70,098	$57,300,394

Segment total assets:
Inventory Management Solutions	$46,533,449	$50,023,910
Corrugated Packaging (Discontinued Operations)	1,798,239	2,967,629
Corporate	2,516,667	2,419,904
Total segment and consolidated assets	$50,848,355	$55,411,443

22. SUBSEQUENT EVENTS

Issuance of Common Stock

On January 21, 2025, the Company issued 485,381 shares of common stock fair valued at $825,148 to satisfy a portion of accrued interest owed to convertible note holders.

On March 25, 2025, Forever 8 Fund, LLC, a wholly-owned subsidiary of the Company, entered into Amendment No. 1 to the Loan and Security Agreement originally dated May 25, 2023, with certain Series C lenders. The amendment modified the maturity terms for the outstanding note and related advances as follows:

●	The maturity date remains February 28, 2025, for the Initial Loan Advance and all subsequent draws.

●	The Lenders have the unilateral right to extend the maturity date to June 30, 2025, by providing written notice to the Borrower on or before January 10, 2025.

●	If the maturity is extended to June 30, 2025, the Borrower then has the right to further extend the maturity date to September 30, 2025, by providing written notice to the Lenders on or before September 15, 2025.

On April 7, 2025, the Company completed the sale of the Packaging Business to Reichard Corrugated Products LLC and its principals pursuant to the Asset Purchase Agreement dated November 22, 2024. The total consideration includes:

●	$557,835 in cash paid at closing,
●	$2,500,000 million senior secured promissory note issued by the buyer,
●	and potential earnout payments of up to $250,000 for each of 2025 and 2026 based on defined EBITDA thresholds.

The buyer assumed certain liabilities associated with the Corrugated Packaging Business. A side letter agreement established an effective operational date of April 1, 2025, for purposes of accounting and tax allocations.

As disclosed in Note 4 to the consolidated financial statements, the Company classified the Corrugated Packaging Business operated under Ferguson Containers as discontinued operations as of December 31, 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information that it is required to disclose in reports that the Company files with the SEC is recorded, processed, summarized and reported within the time periods specified by the Exchange Act rules and regulations.

As of December 31, 2024, management completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that as of December 31, 2024, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weakness set forth below in our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2024, we determined that there were control deficiencies existing that constituted a material weakness.

As a result, our Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control — Integrated Framework issued by COSO (2013 Framework).

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting because this is not required of the Company pursuant to Regulation S-K Item 308(b).

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2024, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; and (ii) there was no information that was required to be disclosed on a Current Report on Form 8-K during such quarter that was not so disclosed.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position
Paul Vassilakos	48	Chief Executive Officer, Chairman
Brett Vroman	44	Chief Financial Officer
Kevin O’Donnell	50	Director
Frank Jennings	55	Director
Louis Foreman	57	Director
Mary Ann Halford	66	Director

Executive Officers and Directors

Paul Vassilakos. Mr. Vassilakos has served as Chairman and Chief Executive Officer since March 18, 2024. Mr. Vassilakos has also served as a director of Adamas One Corp. (NASDAQ) since October 2021. Mr. Vassilakos co-founded, and since July 2020 has been a partner of Forever 8. Since 2013, Mr. Vassilakos has served and held various Board, CEO and CFO positions on several publicly listed companies. In July 2007, Mr. Vassilakos founded Petrina Advisors, Inc., a privately held advisory firm formed to provide investment banking services for public and privately held companies, and has served as its President since its formation. Mr. Vassilakos also founded and has served as the President of Petrina Properties Ltd., a privately held real estate holding company, since December 2006. Earlier in his career, Mr. Vassilakos was engaged as a consultant to assist several SPACs with business combinations. Mr. Vassilakos started his career an Analyst at Salomon Smith Barney’s New York Investment Banking Division and later as an Associate within the Greek Coverage Group of Citigroup Inc.’s UK Investment Banking Division. While attending university, Mr. Vassilakos was a Registered Securities Representative at Paine Webber CSC - DJS Securities Ltd, during which time he provided securities brokerage services to private clients. Mr. Vassilakos holds a Bachelor of Science in finance from the Leonard N. Stern Undergraduate School of Business and was a licensed Registered Securities Representative (Series 7 and 63) from February 1996 to February 2002. Mr. Vassilakos brings to Eightco significant experience in the e-commerce industry.

Brett Vroman. Mr. Vroman has served as Chief Financial Officer since October 13, 2021. Mr. Vroman served as Vinco Venture, Inc.’s Chief Financial Officer from June 2019 to November 22, 2021, and previously served as its Controller from May 2018 through May 2019. From October 2014 to May 2018, Mr. Vroman was Director of Financial Reporting at Avantor, Inc., a global manufacturer and distributor of high-quality products, services and solutions to customers and suppliers in the life science, advanced technology, and applied materials industries. From March 2011 to October 2014, Mr. Vroman was employed as an Assurance Senior Manager at BDO USA, LLP, a public accounting, tax, consulting. Mr. Vroman is a certified public accountant (inactive) and holds a Bachelor of Science in Accounting from York College of Pennsylvania.

Kevin O’Donnell. Mr. O’Donnell served as Chairman of the board of directors from October 15, 2021 to March 17, 2024, and continues to serve as a member of the board of directors. Mr. O’Donnell founded Poptop Partners, LLC, a boutique operating and investment firm specializing in small to mid-market companies with an emphasis on the retail sector in April 2011 and continues to serve as its Managing Partner. From May 2007 to June 2010, Mr. O’Donnell served as the Founder/President of KOR Capital, LLC, a private equity and consulting firm specializing in turn around management of mid-market companies. Mr. O’Donnell has been an early-stage investor in multiple industries including hospitality, beverage, cannabis, hemp and technology. Mr. O’Donnell has served or continues to serve on numerous private and public boards including but not limited to SRM Entertainment, Vinco Ventures, Inc., Lakeside Alternatives Hospital Foundation, and The University Club. Mr. O’Donnell brings to Eightco close to 25 years of strategic corporate growth, financial structuring, leadership, and business development initiatives to emerging growth companies. On February 22, 2024, the Board appointed Kevin O’Donnell as Interim Chief Executive Officer of the Company, and he later resigned from this position on March 17, 2024.

Frank Jennings. Mr. Jennings has served as a member of the board of directors since October 13, 2021. Mr. Jennings is currently the President of Pelago Health, a leading virtual clinic for substance use management. He previously has served as the Chief Sales Officer and Executive Vice President at Castlight Health. From August 2014 to 2019, Mr. Jennings was employed as the Vice President of Sales, North America by Doctor on Demand, Inc., an innovative healthcare telemedicine provider. He currently serves as an advisor at numerous early stage companies. Mr. Jennings is a co-founder of the CMK Foundation, a charitable organization which has been helping people in local communities since 2009. Mr. Jennings brings to Eightco 30 years of experience in business development and management of sales professionals in a variety of technology-adjacent industries. He holds his degree from the Max M. Fisher College of Business at The Ohio State University.

Louis Foreman. Louis Foreman has served as a member of the board of directors since October 15, 2021. Mr. Foreman is the founder and Chief Executive of Enventys, an integrated product design and engineering firm. Over the past 38 years Louis has created 10 successful start-ups and has been directly responsible for the creation of over 20 others. In 2013, Mr. Foreman was appointed by the SBA Administrator to serve on the National SBDC Advisory Board until the end of 2022. In 2008, Mr. Foreman was appointed by United States Secretary of Commerce Carlos M. Gutierrez to serve for a three-year term on the nine-person Patent Public Advisory Committee (PPAC) of the United States Patent and Trademark Office. In 2011, he was appointed by Secretary Gary Locke to serve an additional three-year term. In addition to being an inventor, Mr. Foreman was the creator of the Emmy® Award winning PBS TV show, Everyday Edisons, and served as the Executive Producer and lead judge. Mr. Foreman currently serves as Chairman of the board of directors of the James Dyson Foundation, the Intellectual Property Owners Association (IPO), New Dominion Bank, The Federal Reserve Bank Industry Roundtable, Beyond Campus Innovations, Vinco Ventures, Inc., and the Intellectual Property Owners Educational Foundation (IPOEF). Mr. Foreman has a Bachelor of Arts degree in Economics from the University of Illinois. Mr. Foreman brings to Eightco significant experience with start-ups and knowledge of intellectual property matters.

Mary Ann Halford. Ms. Halford has served as a member of the board of directors since October 13, 2021. She is the Founder and Managing Principal of Halford Media Advisory, which provides strategic, operational and investment advisory services to the media and entertainment industry. From 2021 to 2023, she was a Partner in the Telecommunications, Media, and Technology (“TMT”) strategy consultancy Altman Solon. She was a Senior Advisor to OC&C Strategy Consultants from December 2017 to December 2020. From March 2012 to April 2017, Ms. Halford was both a Managing Director and then a Senior Managing Director in FTI Consulting’s TMT Group working both in NY and London. Ms. Halford built out the digital operations for ITN Networks from 2008 – 2009. In 2002, she co-founded the entity that ultimately became North American Midway Entertainment, which today is largest midway operator in the State and County Fair industry. From 1997 through 2001, Ms. Halford built and established the Fox International Channels Group. She also held senior roles at two independent filmed entertainment production and distribution companies, Solomon International Enterprises and the Samuel Goldwyn Company. She started her career in banking, working both at Chase Manhattan Bank and Bankers Trust Company. Presently, Ms. Halford serves on one other public board, Cineverse. Previously from 2022 to 2024, she served on the board of Verve Group SE, formerly known as Media and Games Invest and from 2020 to 2022, she served on the board of Vinco Ventures and from 2007 through 2014, she served on the board of directors of Triton Digital. Ms. Halford received her Bachelor of Arts degree in Government and Economics from Georgetown University and her Master’s in Business Administration from Harvard University. Ms. Halford brings to Eightco over 30 years of experience as both an operator and consultant to the global media and entertainment industry.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2024, we believe that all filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with for the fiscal year ended December 31, 2024.

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

Board Structure, Number and Terms of Office of Officers and Directors

Our board of directors consists of five Directors. In accordance with our Certificate of Incorporation, the minimum number of directors we may have is five and maximum number of Directors is eleven. The number of Directors may be increased or decreased by our board of directors from time to time. In accordance with our Bylaws and Delaware law, our board of directors will oversee the management of the business and affairs of the Company. Our Directors will be elected by our stockholders at our annual stockholders meeting for three-year terms and to serve until their successors are duly elected and qualified or until their earlier death, resignation, or removal. Stockholders will not be entitled to cumulative voting in the election of our directors. Our board of directors is classified, meaning the directors are divided into three classes each consisting of as close to 1/3 of the total Directors as possible.

Our directors are divided among the three classes as follows:

●	the Class I director is Paul Vassilakos, and his term expires at the 2026 annual meeting of stockholders;

●	the Class II directors are Frank Jennings and Kevin O’Donnell, and their terms will expire at 2027 annual meeting; and

●	the Class III directors are Louis Foreman and Mary Ann Halford, and their terms will expire at the 2025 annual meeting of stockholders.

At each annual meeting of the stockholders, one class of Directors will be up for election. Directors will serve three-year terms.

Director Independence

Nasdaq listing standards require that a majority of the Company’s board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship that, in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The board of directors has determined that Frank Jennings, Louis Foreman, and Mary Ann Halford qualify as independent directors in accordance with the Nasdaq listing rules.

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

Insider Trading Policy

We have an insider trading policy governing the purchase, sale, and other dispositions of our securities that applies to our directors, officers, employees, and consultants. The policy generally prohibits the purchase, sale or trade of our securities with the knowledge of material nonpublic information. The policy also prohibits, among other things, our directors, officers, and employees from engaging in any hedging or monetization transactions with respect to our securities. In addition, the policy prohibits our directors, officers, and employees from engaging in certain short-term or speculative transactions in our securities, such as short-term trading, short sales, and publicly traded options, which could create heightened legal risk and/or the appearance of improper or inappropriate conduct by our directors, officers, and employees. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to our company.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents summary information regarding the total compensation incurred by Eightco Holdings Inc. for the years ended December 31, 2024 and 2023, for the named executive officers of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Paul Vassilakos*	2024	-	-	-	-	-	-
Chief Executive Officer	2023	-	-	-	-	-	-

Brian McFadden**	2024	-	-	-	-	-	-
Former Chief Executive Officer	2023	325,000	-	-	-	-	325,000

Brett Vroman***	2024	-	-	-	-	120,000	120,000
Chief Financial Officer	2023	292,000	-	-	-	-	292,000

Kevin O’Donnell****	2024	-	-	-	-	-	-
Former Executive Chairman	2023	292,000	-	-	-	-	292,000

*	Paul Vassilakos was appointed as Chairman and Chief Executive Officer of Eightco on March 17, 2024. Before such date, he was employed by Eightco solely as President of Forever 8.

**	Brian McFadden was appointed President of Eightco on September 23, 2021, and his title was later expanded to include Chief Executive Officer, which he served until March 17, 2024. Mr. McFadden was not paid any salary for the year ended December 31, 2024.

***	Brett Vroman was appointed Chief Financial Officer of Eightco on October 13, 2021. Mr. Vroman was not paid any salary or fees for the year ended December 31, 2024. Mr. Vroman deferred fees of $120,000 until 2025.

****	Kevin O’Donnell served as the Executive Chairman of the Board of Directors from October 15, 2021 to March 17, 2024. Mr. O’Donnell’s was not paid any salary or fees for the year ended December 31, 2024.

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

Paul Vassilakos Employment Agreement

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

Pursuant to the terms of the Vassilakos Employment Agreement, Mr. Vassilakos will be entitled to a base salary payable at the annualized rate of $300,000 per year (the “Vassilakos Base Salary”). Mr. Vassilakos is eligible for an annual cash bonus opportunity equal to up to 75% of the Vassilakos Base Salary and awards of restricted stock units up to 100% of the Vassilakos Base Salary, subject to the terms and conditions of the Incentive Plan and the Company’s form of restricted stock unit agreement (the “Vassilakos Bonus”), based on certain milestones to be determined in the sole and absolute discretion of the Board. Mr. Vassilakos may also be eligible for additional compensation in the sole and complete discretion of the Board or the Compensation Committee of the Board.

In the event the Company terminates Mr. Vassilakos’ employment without cause (as defined in the Vassilakos Employment Agreement), Mr. Vassilakos will receive (i) the Accrued Obligations (as defined in the Vassilakos Employment Agreement) and (ii) severance in the amount of equal to the Vassilakos Base Salary for twelve (12) months, less applicable payroll deductions and tax withholdings. In addition, this termination will cause the vesting of all equity awards subject to the terms of the Incentive Plan held by Mr. Vassilakos and entitle Mr. Vassilakos to reimbursement of premiums associated with the continuation of health insurance benefits provided under the Vassilakos Employment Agreement during the remaining Term of Employment (as defined in the Vassilakos Employment Agreement).

A complete copy of the Vassilakos Employment Agreement is included as an exhibit to this Annual Report.

Brian McFadden Employment Agreement

Brian McFadden was previously employed as the Chief Executive Officer of the Company.

On February 26, 2024, the Company and Mr. McFadden entered into General Release and Severance Agreement (the “McFadden Severance Agreement”), effective as of the eighth day following the McFadden Severance Agreement in connection with Mr. McFadden’s resignation as Chief Executive Officer of the Company, effective as of December 31, 2023. Pursuant to the McFadden Severance Agreement, Mr. McFadden was eligible to receive $146,683 in accrued but unpaid base salary through the separation date in four quarterly payments of $36,670.75 each, less all applicable tax withholdings, by December 31, 2024.

In consideration of the McFadden Severance Agreement, the release therein and Mr. McFadden’s resignation as Chief Executive Officer of the Company, the Company agreed to provide Mr. McFadden severance pay in the gross amount of amount of $422,500, less all lawful and authorized withholdings and deductions (the “Severance Payment”), which Severance Payment was to be paid in four quarterly installments of $105,625 per each installment, payable at the Company’s option in either cash or Common Stock, with the payment to be made as follows: (i) as of the Effective Date of the separation, on which such date Mr. McFadden shall be granted, in lieu of cash, 128,811 fully-vested restricted shares of the Common Stock at a price of $0.82 per share, which such shares of Common Stock subject to the terms and conditions of the Company’s 2022 Long-Term Incentive Plan (the “Plan”), and as of each of (ii) April 1, 2024, (iii) July 1, 2024, and (iv) October 1, 2024, payable at the Company’s option, in either cash or Common Stock. The shares of Common Stock to be issued to Mr. McFadden under installments (ii), (iii) and (iv), if applicable, shall be fully vested and the number of shares to be issued shall be determined based on the volume weighted average trading price of the Common Stock on the principal exchange on which the Common Stock is listed or admitted to trade during the period of 10 trading days immediately prior to the date of such issuance.

Pursuant to the McFadden Severance Agreement, the Company also agreed to reimburse to Mr. McFadden the premiums associated with the continuation of Mr. McFadden’s health insurance for the period commencing on the Separation Date through December 31, 2024, pursuant to applicable law, and approved but unpaid business expenses through the Separation Date within 30 days following the Effective Date of the separation.

Pursuant to the terms of the McFadden Severance Agreement, Mr. McFadden was to remain a director of the Company’s board from the Separation Date through March 2024, at which time Mr. McFadden would resign from the Board. On March 17, 2024, the Board approved the entry by the Company into the First Amendment to the McFadden Severance Agreement to amend Mr. McFadden’s end date of service on the Board to March 17, 2024.

A copy of the complete McFadden Severance Agreement is included as an exhibit to this Annual Report.

Brett Vroman Employment Agreement

Pursuant to the terms of the Vroman Employment Agreement, Mr. Vroman is employed as the Chief Financial Officer of the Company. Mr. Vroman’s employment under the Vroman Employment Agreement was to last until September 27, 2024, unless earlier terminated pursuant to the terms of the agreement.

Pursuant to the terms of Mr. Vroman’s employment agreement, Mr. Vroman was to receive, subject to approval by the Board, an annual grant of 180,000 restricted stock units convertible into shares of the Company’s common stock, which shall be immediately vested and subject to the terms and conditions of the Company’s 2022 Long-Term Incentive Plan. This reflects an increase from the 135,000 shares provided to Mr. Vroman under the March Vroman Agreement. Mr. Vroman will be entitled to a base salary payable at the annualized rate of $292,000 per year (the “Vroman Base Salary”), which reflects an increase from the $250,000 provided to Mr. Vroman under the March Vroman Agreement. Mr. Vroman is eligible for an annual cash bonus opportunity equal to 100% of the Vroman Base Salary (the “Vroman Bonus”) based on the achievement of performance goals as determined by the Company’s audit committee and the Board. The Vroman Bonus reflects a decrease on a percentage basis from the maximum 150% of base salary provided for in the March Vroman Agreement.

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

On February 26, 2024, the Company and Brett Vroman entered into General Release and Severance Agreement (the “Vroman Severance Agreement”), effective as of the eighth date following the Vroman Severance Agreement in connection with the termination of the amended and restated employment agreement, by and between the Company and Mr. Vroman, effective as of September 27, 2022. Pursuant to the Vroman Severance Agreement, as of the Separation Date, the Vroman Employment Agreement shall terminate, and no party shall have any further obligation or liability thereunder except as related to any obligations that survive employment termination, including but not limited to the obligations set forth under the Employee Confidential Disclosure, Invention Assignment, Non-Competition, Non-Solicitation and Non-Interference Agreement, attached to the Vroman Employment Agreement.

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

A copy of the complete Vroman Severance Agreement and CXO Lite Consulting Agreement are included as an exhibits to this Annual Report.

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

The following table presents summary information regarding the director compensation for each non-employee member of our board of directors for the years ended December 31, 2024.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Brian McFadden (1)	2024	$-	$-	-	-	-	-	-

Kevin O’Donnell (2)	2024	$40,000	$-	-	-	-	-	$40,000

Frank Jennings (3)	2024	$40,000	$-	-	-	-	-	$40,000

Louis Foreman (4)(6)	2024	$40,000	$-	-	-	-	-	$40,000

Mary Ann Halford (5)(6)	2024	$40,000	$-	-	-	-	-	$40,000

(1)	Mr. McFadden served as a director from October 13, 2021 to March 17, 2024.
(2)	Mr. O’Donnell has served as a director since October 15, 2021. He served as the Company’s Executive Chairman until March 17, 2024.
(3)	Mr. Jennings has served as a director of since October 15, 2021.
(4)	Mr. Foreman has served as a director of since October 15, 2021.
(5)	Ms. Halford has served as a director of since October 15, 2021.
(6)	No cash compensation was paid during the year ended December 31, 2024, but amounts were accrued within the Company’s financials.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2025 for:

●	each person known by the Company to be a beneficial owner of more than 5% of the common stock of the Company;

●	each of the Company’s named executive officers and directors; and

●	all executive officers and directors of the Company as a group.

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

The beneficial ownership percentages set forth in the table below are based on 2,964,744 shares of common stock issued and outstanding as of March 31, 2025.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Beneficial Ownership
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage
5% Stockholders
BHP Capital NY Inc.(2)	205,600	6.61%
Named Executive Officers and Directors
Paul Vassilakos(3)	147,138	4.96%
Brett Vroman(4)	42,574	1.44%
Kevin O’Donnell(5)	28,752	0.97%
Frank Jennings(7)	45,703	1.54%
Louis Foreman(8)	45,701	1.54%
Mary Ann Halford(9)	45,736	1.54%
Named Former Executive Officers and Directors
Brian McFadden (6)	1,227	0.04%
Current Executive Officers and Directors as a group (six persons)	355,604	11.99%

*	Less than 1%

(1)	Includes 60,000 shares of common stock, 145,600 shares of common stock issuable upon the exercise of warrants and excludes 0 shares of common stock issuable upon the exercise of the warrants. Pursuant to the terms of the warrants, BHP may not exercise the warrants to the extent (but only to the extent) BHP or any of its affiliates would beneficially own upon such conversion or exercise a number of shares of our common stock which would exceed 9.99% of the outstanding shares of common stock of the Company. Bryan Pantofel is the President of BHP and has sole voting and investment power over these securities. BHP’s address is 45 SW 9th Street, Suite 1603, Miami, Florida 33130. All shares reported are shares of the Company’s common stock.

(2)	Includes 130,883 shares of common stock, and 16,255 shares of common stock issuable upon conversion of the Note issued to Mr. Vassilakos in connection with the acquisition of Forever 8.

(3)	Includes 568 shares of common stock and 42,006 shares of common stock to be issued pursuant to a stock option to be granted to Mr. Vroman. Excludes 23,147 shares of common stock contractually agreed to be issued to Mr. Vroman for the partial settlement of severance payments which have never been issued to Mr. Vroman.

(4)	Represents 8,752 shares of common stock, of which 8,500 shares of restricted common stock remain unissued, and 20,000 shares of common stock to be issued pursuant to a stock option to be granted to Mr. O’Donnell. Excludes 23,147 shares of common stock contractually agreed to be issued to Mr. O’Donnell for the partial settlement of severance payments which have never been issued to Mr. O’Donnell.

(5)	Represents 25,703 shares of common stock, of which 8,500 shares of restricted common stock remains unissued, and 20,000 shares of common stock to be issued pursuant to a stock option to be granted to Mr. Jennings.

(6)	Represents 25,701 shares of common stock, of which 8,500 shares of restricted common stock remains unissued, and 20,000 shares of common stock to be issued pursuant to a stock option to be granted to Mr. Foreman.

(7)	Represents 25,736 shares of common stock, of which 8,500 shares of restricted common stock remains unissued, and 20,000 shares of common stock to be issued pursuant to a stock option to be granted to Ms. Halford.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders				(1)
Equity compensation plans not approved by security holders
Total

(1)	The Company is currently authorized to issue up to an aggregate of 528,873 shares under our 2022 Long-Term Incentive Plan.

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

Related Party Transactions

On February 29, 2024, Forever 8 and Mainspring, LLC, an entity controlled by the Company’s Former Chief Executive Officer, entered into the Series B Loan and Security Agreement whereby Mainspring advanced Forever 8 $50,000. Forever 8 issued Mainspring, LLC a Promissory Note in the amount of $50,000 on this same date.

On February 26, 2024, Mainspring, LLC, purchased 60,976 shares of common stock though the Company’s February 2024 private placement.

On February 14, 2024, Forever 8 and Brett Vroman, the Company’s Chief Financial Officer, entered into the Series B Loan and Security Agreement whereby Mr. Vroman advanced Forever 8 $100,000. Forever 8 issued Mr. Vroman a Promissory Note in the amount of $100,000 on this same date.

On August 29, 2023, Forever 8 and Frank Jennings, a Company director, entered into the Series A Loan and Security Agreement whereby Mr. Jennings advanced Forever 8 $100,000. Forever 8 issued Mr. Jennings a Promissory Note in the amount of $100,000 on this same date.

On August 17, 2023, Forever 8 and Kevin O’Donnell, a Company director, entered into the Series A Loan and Security Agreement whereby Mr. O’Donnell advanced Forever 8 $100,000. Forever 8 issued Mr. O’Donnell a Promissory Note in the amount of $100,000 on this same date.

On June 21, 2023, Forever 8 and Brian McFadden, the Company’s Former Chief Executive Officer, entered into the Series A Loan and Security Agreement whereby Mr. McFadden advanced Forever 8 $100,000. Forever 8 issued Mr. McFadden a Promissory Note in the amount of $100,000 on this same date.

On May 30, 2023, Forever 8 and TXC Services, LLC, an entity controlled by a Forever 8 member, entered into the Series A Loan and Security Agreement whereby TXC Services, LLC advanced Forever 8 $225,000. Forever 8 issued TXC Services, LLC a Promissory Note in the amount of $225,000 on this same date.

On April 1, 2023, Forever 8 and Paul Vassilakos, the Company’s Chief Executive Officer, entered into the Series A Loan and Security Agreement whereby Mr. Vassilakos advanced Forever 8 $675,000. Forever 8 issued Mr. Vassilakos a Promissory Note in the amount of $675,000 on this same date.

On April 1, 2023, Forever 8 and TXC Services, LLC, entered into the Series A Loan and Security Agreement whereby TXC Services, LLC advanced Forever 8 $975,000. Forever 8 issued TXC Services, LLC a Promissory Note in the amount of $975,000 on this same date.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by our auditors and tax professionals for professional accounting services rendered for the fiscal years ended December 31, 2024 and 2023.

	Fiscal Year 2024	Fiscal Year 2023
Audit Fees (1)	$213,766	$148,253
Audit-Related Fees	-	85,011
Tax Fees (2)	-	53,250
Other Fees (3)	-	10,789
Total	$213,766	$297,303

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

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description
2.1#	Separation and Distribution Agreement, dated May 5, by and between Vinco Ventures, Inc. and the Registrant (previously filed with the Securities and Exchange Commission as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed May 9, 2022)

2.2#	Membership Interest Purchase Agreement, dated September 14, 2022, by and among Eightco Holdings Inc., Forever8 Fund, LLC, members of Forever 8, LLC set forth on the signature pages thereto and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 15, 2022)

3.1	Certificate of Incorporation (previously filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

3.2	Bylaws (previously filed with the Securities and Exchange Commission as Exhibit 3.2 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

3.3	Certificate of Designation of the Series A Preferred Stock of the Company, dated January 19, 2023 (previously filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 20, 2023)

3.4	Certificate of Amendment to the Certificate of Incorporation of Eightco Holdings Inc. (previously filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 16, 2023)

3.5	Certificate of Amendment to the Certificate of Incorporation of Eightco Holdings, Inc. (previously filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated April 4, 2023)

4.1	Description of Securities (previously filed with the Securities and Exchange Commission as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed April 2, 2024)

4.2	Form of Senior Indenture (previously filed with the Securities and Exchange Commission as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed February 5, 2024)

4.3	Form of Subordinated Indenture (previously filed with the Securities and Exchange Commission as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed February 5, 2024)

10.1	Amended and Restated Tax Matters Agreement, dated June 7, 2022 by and between Vinco Ventures, Inc. and the Registrant (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Amendment No. 1 to Form S-1 dated June 7, 2022, with a filing date of June 8, 2022)

10.2+	2022 Incentive Compensation Plan (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed May 9, 2022)

10.3+	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2022 Incentive Compensation Plan (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed May 9, 2022)

10.4+	Employment Agreement by and between the Registrant and Brian McFadden (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 5, 2022)

10.5+	Employment Agreement by and between the Registrant and Brett Vroman (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated October 5, 2022)

10.6	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers (previously filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed May 9, 2022)

10.7	Form of Amendment Agreement between Eightco Holdings Inc., Vinco Ventures, Inc., and Hudson Bay Master Fund Ltd., dated November 11, 2021 (previously filed with the Securities and Exchange Commission as Exhibit 10.11 to the Registrant’s Amendment No. 1 to Form 10 on January 25, 2022)

10.7.1	First Amendment to the Amendment Agreement between Eightco Holdings Inc., Vinco Venture. Inc., and Hudson Bay Master Fund Ltd., dated May 5, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.7.1 to the Registrant’s Registration Statement on Form S-1 filed May 9, 2022)

10.8	Form of Eightco Holdings Inc. Warrant to Purchase Common Stock (previously filed with the Securities and Exchange Commission as Exhibit 10.12 to the Registrant’s Amendment No. 1 to Form 10 on January 25, 2022)

10.9	Form of Registration Rights Agreement between Eightco Holdings Inc. and Hudson Bay Master Fund Ltd., dated November 11, 2021 (previously filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Amendment No. 1 to Form 10 on January 25, 2022)

10.10#	Note Securities Purchase Agreement, dated January 26, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed May 9, 2022)

10.11	First Amendment to Note Securities Purchase Agreement between Hudson Bay Master Fund Ltd., and Eightco Holdings Inc., dated May 5, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.10.1 to the Registrant’s Registration Statement on Form S-1 filed May 9, 2022)

10.12	Registration Rights Agreement, dated January 26, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.13	Form of Note related to the January 26, 2022 Note Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.14	Form of Warrant related to the January 26, 2022 Note Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.15 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.15	Form of Pledge Agreement related to the January 26, 2022 Note Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.16 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.16	Amendment Agreement, dated July 28, 2022, by and between Eightco Holdings Inc. and Hudson Bay Master Fund Ltd. (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 28, 2022)

10.17#	Form of Securities Purchase Agreement dated January 26, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.17 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.18	Amendment to Securities Purchase Agreement, by and among Eightco Holdings Inc. and BHP Capital NY, Inc., dated April 18, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.15.1 to the Registrant’s Registration Statement on Form S-1 filed May 9, 2022)

10.19	Form of Warrant related to the January 26, 2022 Equity Private Placement (previously filed with the Securities and Exchange Commission as Exhibit 10.18 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.20#	Milestone Agreement, entered into in April 2022, between Eightco Holdings Inc., Emmersive Entertainment, Inc., and certain former shareholders of Emmersive Entertainment, Inc. identified therein. (previously filed with the Securities and Exchange Commission as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed May 9, 2022)

10.21	Hudson Bay Master Fund Ltd. Warrants dated May 18, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 24, 2022)

10.22	BHP Capital NY, Inc. Warrants dated May 20, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed May 24, 2022)

10.23	Form of Seller Promissory Note issued under the Membership Interest Purchase Agreement, by and among Eightco Holdings Inc., Forever 8 Fund, LLC, members of Forever 8, LLC set forth on the signature pages thereto and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 15, 2022)

10.24#	Form of Operating Agreement by and among Eightco Holdings Inc. Forever 8 Fund, LLC and the members listed on Exhibit B thereto (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 15, 2022)

10.25	Form of Subordination Agreement by and among Eightco Holdings Inc., Hudson Bay and the persons listed on Annex A thereto (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed September 15, 2022)

10.26	First Amendment to Amendment Agreement, dated September 14, 2022, by and among Eightco Holdings Inc. and Hudson Bay (previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed September 15, 2022)

10.27	Waiver, dated September 14, 2022, by and among Eightco Holdings Inc. and Hudson Bay (previously filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed September 15, 2022)

10.28	Registration Rights Agreement, dated October 1, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 5, 2022)

10.29+	Amended and Restated Employment Agreement, dated October 18, 2022, by and between the Company and Brett Vroman. (previously filed with the Securities and Exchange Commission as Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1/A filed November 14, 2022)

10.30+	Amended and Restated Employment Agreement, dated October 18, 2022, by and between the Company and Brian McFadden. (previously filed with the Securities and Exchange Commission as Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1/A filed November 14, 2022)

10.31	Form of Second Amendment Agreement, dated January 6, 2023, by and between Eightco Holdings Inc. and the Investor (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 6, 2023)

10.32	Waiver Agreement, dated January 6, 2023, by and between Eightco and BHP (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 6, 2023)

10.33	Waiver Agreement, dated January 19, 2023 by and between Eightco and Palladium Capital Group, LLC (previously filed with the Securities and Exchange Commission as Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1/A filed on January 24, 2023)

10.34	Waiver Agreement, dated January 18, 2023, among the members of Forever 8 Fund, LLC set forth on the signature pages to the Membership Interest Purchase Agreement, dated September 14, 2022, by and among Eightco Holdings Inc., Forever 8 Fund, LLC and members of Forever 8 Fund, LLC set forth on the signature pages thereto and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 filed January 23, 2023)

10.35	Securities Purchase Agreement, dated March 15, 2023 (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 16, 2023)

10.36	Form of Warrant related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 16, 2023)

10.37	Form of Note related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 16, 2023)

10.38	Form of Registration Rights Agreement related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 16, 2023)

10.39	Form of Lock-Up Agreement related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated March 16, 2023)

10.40	Form of Pledge and Security Agreement related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.6 to the Current Report on Form 8-K dated March 16, 2023)

10.41	Form of Guarantee Agreement related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated March 16, 2023)

10.42	Form of Subordination Agreement Amendment related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K dated March 16, 2023)

10.43	Form of Pledge and Security Agreement, dated as of March 16, 2023 (previously filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed March 16, 2023).

10.44	Form of Lock-Up Agreement, dated as of March 16, 2023 (previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 16, 2023)

10.45	Form of Registration Rights Agreement, dated as of March 16, 2023 (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 16, 2023)

10.46	Form of Note, dated as of March 16, 2023 (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 16, 2023)

10.47	Form of Warrant, dated as of March 16, 2023 (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 16, 2023)

10.48	Securities Purchase Agreement, dated as of March 15, 2023, by and between Cryptyde, Inc. and Buyers (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 16, 2023)

10.49	Letter Agreement, dated as of May 8, 2023, by and between Eightco Holdings Inc. and Sellers’ Representative (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 10, 2023)

10.50	Debt Exchange Agreement, dated as of May 30, 2023, by and between Forever 8 Fund, LLC and TXC Services, LLC (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed June 5, 2023)

10.51	Debt Exchange Agreement, dated as of May 30, 2023, by and between Forever 8 Fund, LLC and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 5, 2023)

10.52	Form of Promissory Note (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 5, 2023)

10.53	Loan and Security Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 5, 2023)

10.54	Form of Promissory Note (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 27, 2023)

10.55	Loan and Security Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 27, 2023)

10.56	Loan and Security Agreement Series C (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed October 24, 2023)

10.57	Lender Joinder Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 24, 2023)

10.58	Loan and Security Agreement Series B (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 24, 2023)

10.59	Prepayment and Redemption Agreement, dated as of October 23, 2023, by and between Eightco Holdings Inc. and the investor signatory thereto (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 24, 2023)

10.60	Loan and Security Agreement and Promissory Note between Forever 8 Fund, LLC and Todd Kuimjian (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 25, 2023)

10.61	Loan and Security Agreement and Promissory Note between Forever 8 Fund, LLC and Joseph Johnston (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 22, 2023)

10.62	Loan and Security Agreement and Promissory Note between Forever 8 Fund, LLC and Kevin O’Donnell (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 22, 2023)

10.63	Subordination Agreement(previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 5, 2023)

10.64	Form of Securities Purchase Agreement, dated as of February 26, 2024, by and between Eightco Holdings Inc. and the investors named therein (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)

10.65+	General Release and Severance Agreement, dated as of February 26, 2024, by and between Eightco Holdings Inc. and Brian McFadden (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)

10.66+	General Release and Severance Agreement, dated as of February 26, 2024, by and between Eightco Holdings Inc. and Brett Vroman (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)

10.67+	Consulting Agreement, dated as of February 22, 2024, by and between Eightco Holdings Inc. and CXO Lite, LLC (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)

10.68	Series D Loan and Guaranty Agreement, dated as of March 15, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.69	Subordination Agreement, dated as of March 15, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.70	Intercreditor Agreement, dated as of March 15, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.71	Seller Notes Amendment, dated as of March 17, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.72+	First Amendment to the General Release and Severance Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Brian McFadden (previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.73+	General Release and Severance Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Kevin O’Donnell (previously filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.74+	Employment Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.75+	Indemnification Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.76	Form of Non-Qualified Stock Option Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

19.1	Insider trading policy

21.1	Subsidiaries of the Registrant (previously filed with the Securities and Exchange Commission as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed April 17, 2023)

23.2*	Consent of Morison Cogen LLP

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy (previously filed with the Securities and Exchange Commission as Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed April 2, 2024)

101.INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101),

*	Filed herewith.
**	To be filed by amendment or as an exhibit to a report pursuant to Section 13(a), 13(c) or 15(d) of the Exchange Act.
+	Management contract or compensatory plan or arrangement.
#	Schedules and/or exhibits have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. We agree to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2025

EIGHTCO HOLDINGS, INC.

By:	/s/ Paul Vassilakos
Paul Vassilakos
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul Vassilakos	Chief Executive Officer and Executive Chairman	April 15, 2025
Paul Vassilakos	(principal executive officer)

/s/ Brett Vroman	Chief Financial Officer	April 15, 2025
Brett Vroman	(principal financial and principal accounting officer)

/s/ Kevin O’Donnell	Director	April 15, 2025
Kevin O’Donnell

/s/ Frank Jennings	Director	April 15, 2025
Frank Jennings

/s/ Louis Foreman	Director	April 15, 2025
Louis Foreman

/s/ Mary Ann Halford	Director	April 15, 2025
Mary Ann Halford

