Form 10-Q
period 2025-03-31
Eightco Holdings Inc.
filed 2025-05-15
CIK 1892492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

☐ Yes ☒ No

As of May 15, 2025, there were 3,044,744 shares of the registrant’s common stock outstanding.

EIGHTCO HOLDINGS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2025 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, our ability to raise capital, our operational and strategic initiatives or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, and actual results may differ materially from those in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Report as well as information provided elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2024, as amended (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2025. You should carefully consider that information before you make an investment decision.

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

PART I - FINANCIAL INFORMATION

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$434,427	$239,187
Accounts receivable, net	614,020	1,592,049
Inventories, net	6,166,917	7,834,351
Prepaid expenses and other current assets	747,905	1,002,023
Current assets of discontinued operations held for sale	1,862,455	1,798,239
Total current assets	9,825,724	12,465,849
Property and equipment, net	5,579	5,452
Intangible assets, net	13,253,572	13,828,214
Goodwill	22,324,588	22,324,588
Loan held-for-investment	2,224,252	2,224,252
Total assets	$47,633,715	$50,848,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,730,598	$2,061,265
Accounts payable – related parties	180,000	300,000
Accrued expenses and other current liabilities	2,482,275	2,936,580
Accrued expenses and other current liabilities – related parties	2,800,235	2,050,684
Convertible notes payable – related parties, net	11,500,000	11,500,000
Line of credit	6,250,000	6,850,000
Line of credit – related parties	3,525,000	3,525,000
Due to Former Parent	222,409	480,000
Current liabilities of discontinued operations held for sale	36,394	107,731
Total current liabilities	28,726,911	29,811,260

Convertible notes payable, net of debt discount of $0 and $0, respectively	-	-
Convertible notes payable – related parties, net of debt discount of $500,000 and $750,000, respectively	9,611,218	9,521,155
Total liabilities	$38,338,129	$39,332,415

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and 0 shares outstanding at March 31, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized and 3,044,744 and 2,479,363 shares outstanding at March 31, 2025 and December 31, 2024, respectively	$3,045	$2,479
Additional paid-in capital	124,272,178	124,129,543
Accumulated deficit	(115,118,774)	(112,570,049)
Foreign currency translation	553,651	368,481
Total stockholders’ attributable to Eightco Holdings Inc.	9,710,100	11,930,454
Non-controlling interest	(414,514)	(414,514)
Total stockholders’ equity	9,295,586	11,515,940
Total liabilities and stockholders’ equity	$47,633,715	$50,848,355

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Revenues, net	$9,913,987	$7,958,697
Cost of revenues	9,100,728	6,569,687
Gross profit	813,259	1,389,010

Operating expenses:
Selling, general and administrative expenses	2,229,425	3,127,943
Restructuring and severance	-	1,414,838
Total operating expenses	2,229,425	4,542,781
Operating loss	(1,416,166)	(3,153,771)

Non-operating income (expense):
Interest income (expense), net	(1,288,804)	(1,198,771)
Gain on forgiveness of earnout	-	6,100,000
Other income	21,898	26,677
Total non-operating income (expense)	(1,266,906)	4,927,906

Net income (loss) before income tax expense	(2,683,072)	1,774,135

Income tax expense (benefit)	(28,793)	-

Net income (loss) from continuing operations	(2,654,279)	1,774,135
Net income from discontinued operations, net of tax	105,553	166,828
Net income (loss)	$(2,548,725)	$1,940,963
Net loss attributable to non-controlling interest	-	(12)
Net income (loss) attributable to Eightco Holdings Inc.	$(2,548,725)	$1,940,975
Net income (loss) per share:
Net income (loss) per share basic	$(0.84)	$1.95
Net income (loss) per share diluted	$(0.84)	$1.42
Weighted average number of common shares outstanding – basic	3,044,744	997,839
Weighted average number of common shares outstanding – diluted	3,044,744	1,369,177

See the accompanying notes to the condensed consolidated financial statements.

6

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Net income (loss)	$(2,548,725)	$1,940,963
Foreign currency translation – unrealized gain (loss)	185,170	(177,477)
Comprehensive income (loss)	$(2,363,555)	$1,763,486

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid in	Non controlling	Retained Earnings (Accumulated)	Accumulated Other
	Shares	Amount	Capital	Interest	Deficit	Income	Total

Balances, January 1, 2025	2,479,363	$2,479	$124,129,543	$(414,514)	$(112,570,049)	$368,481	$11,515,940
Issuance of common stock to note holders – interest	485,381	485	(485)	-	-	-	-
Issuance of common stock to vendors for settlement of liabilities	80,000	81	143,120	-	-	-	143,201
Foreign currency translation	-	-	-	-	-	185,170	185,170
Net loss for the three months ended March 31, 2025	-	-	-	-	(2,548,725)	-	(2,548,725)
Balances, March 31, 2025	3,044,744	$3,045	$124,272,178	$(414,514)	$(115,118,774)	$553,651	$9,295,586

Balances, January 1, 2024	941,284	$941	$108,620,943	$(414,502)	$(113,278,588)	$723,303	$(4,347,903)

Issuance of common stock - investors	173,171	173	709,827	-	-	-	710,000
Issuance of common stock - conversions	24,195	24	99,175	-	-	-	99,199
Issuance of common stock – settlement of cash warrants	50,434	50	206,729	-	-	-	206,779
Issuance of common stock to noteholders	294,633	295	1,207,705	-	-	-	1,208,000
Issuance of common stock to board of directors and former employees	77,966	78	262,838	-	-	-	262,916
Issuance of common stock to consultants	145,779	146	492,547	-	-	-	492,693
Forgiveness of interest – related parties	-	-	3,006,896	-	-	-	3,006,896
Share-based compensation expense	-	-	33,938	-	-	-	33,938
Foreign currency translation	-	-	-	-	-	(177,477)	(177,477)
Net income for the three months ended March 31, 2024	-	-	-	(12)	1,940,975	-	1,940,963
Balances, March 31, 2024	1,707,462	$1,707	$114,633,768	$(414,514)	$(111,337,613)	$545,826	$3,436,004

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Cash flows from operating activities:
Net income (loss)	$(2,548,725)	$1,940,963
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization – continuing operations	574,672	556,300
Depreciation and amortization – discontinued operations	37,992	49,496
Amortization of debt issuance costs	250,000	587,750
Share-based compensation	-	33,938
Amortization of prepaid share-based compensation	-	111,000
Gain on forgiveness of earnout	-	(6,100,000)
Changes in assets and liabilities:
Accounts receivable	978,029	(419,007)
Inventories	1,852,604	809,084
Prepaid expenses and other current assets	254,118	56,933
Accounts payable	(450,667)	(301,222)
Accrued expenses and other current liabilities	180,856	2,138,574
Discontinued operations	(129,055)	(187,101)

Net cash provided by (used in) operating activities	999,824	(723,292)

Cash flows from investing activities:
Purchases of property and equipment – continuing operations	(157)	-
Purchases of property and equipment – discontinued operations	(44,490)	-

Net cash used in investing activities	(44,647)	-

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	710,000
Net (repayments) borrowings under line of credit	(600,000)	575,000
Repayments under convertible notes payable	-	(4,915,000)
Repayments under convertible notes payable – related parties	(159,937)	(85,767)

Net cash used in financing activities	(759,937)	(3,715,767)

Net decrease in cash and cash equivalents	(195,240)	(4,439,059)
Cash and cash equivalents, beginning of the period	239,187	5,247,836
Cash and cash equivalents, end of the period	$434,427	$808,777

Supplemental disclosure of cash flow information:
Cash paid for interest	$375,637	$268,500
Cash paid for income taxes	$-	$-
Issuance of common stock to line of credit holders	$-	$60,000
Issuance of common stock to vendors for future services	$-	$387,000
Issuance of common stock to employees and directors for settlement of liabilities	$-	$262,916
Issuance of common stock to vendors for settlement of liabilities	$143,201	$105,693
Issuance of common stock to noteholders for settlement of accrued interest	$-	$1,148,000
Issuance of common stock to noteholders for settlement of cash warrant liabilities	$-	$206,779
Forgiveness of interest – related parties	$-	$3,006,896
Convertible shares under notes payable	$-	$99,199

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

As of March 31, 2025, Eightco had three wholly-owned subsidiaries: Forever 8, Ferguson Containers, Inc. (“Ferguson Containers” or “Corrugated Packaging Business”) and BlockHiro, LLC. Ferguson Containers owns 100% of 8co Holdings Shared Services, LLC. Eightco owns 51% of CW Machines, LLC which is consolidated under the voting interest entity model. Under the voting interest entity model, control is presumed by the holder of a majority voting interest unless noncontrolling shareholders have substantive participating rights. Forever 8 owns 100% of Forever 8 UK, Ltd and Forever 8 Fund EU Holdings BV.

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

Basis of Presentation.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2025 may not be indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2024 included in the Annual Report.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act, enacted on April 5, 2021 and has elected to comply with certain reduced public company reporting requirements.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reverse Stock Split: On August 8, 2024, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate a 1-for-5 reverse stock split of its Common Stock (the “2024 Reverse Stock Split”). All share, equity award, and per share amounts contained in the consolidated financial statements have been adjusted to reflect the Reverse Stock Splits for all prior periods presented.

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

Accounts Receivable. Accounts receivable are carried at their contractual amounts, less an estimated allowance for credit losses. Management estimates the allowance for credit losses using a loss-rate approach based on historical loss information, adjusted for management’s expectations about current and future economic conditions, as the basis to determine expected credit losses. Management exercises significant judgment in determining expected credit losses. Key inputs include macroeconomic factors, industry trends, the creditworthiness of counterparties, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Management believes that the composition of receivables at year-end is consistent with historical conditions as credit terms and practices and the client base has not changed significantly. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted. The allowance for credit losses was $60,000 as of March 31, 2025 and December 31, 2024.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets and Long-lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of its long-lived assets using undiscounted cash flows. If an asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. We record intangible assets based on their fair value on the date of acquisition. Intangible assets include the cost of developed technology, customer relationships, trademarks and tradenames. Intangible assets are amortized utilizing the straight-line method over their remaining economic useful lives, as follows: 10 years for developed technology, 7 years for customer relationships and 7 years for trademarks and tradenames. The Company reviews long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to an asset, an impairment loss equal to the remaining carrying value of the asset is recorded. The Company did not record any impairment charges related to intangibles assets or long-lived assets during the three months ended March 31, 2025 and 2024, respectively.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for fulfilling those performance obligations. Revenue for product sales is recognized upon receipt by the customer. There are no contract assets or contract liabilities and therefore no unsatisfied performance obligations. One customer represented 86% of total revenues for the three months ended March 31, 2025.

Disaggregation of Revenue. The Company’s primary revenue stream include the sale of consumer goods through its inventory management solutions business. The revenue stream for discontinued operations primarily include the sale of corrugated packaging materials. There are no other material operations that were separately disaggregated for segment purposes.

Cost of Revenues. Cost of revenues includes freight charges, purchasing and receiving costs, depreciation and inspection costs.

Comprehensive income. The Company follows Accounting Standards Codification (“ASC”) 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. For the three months ended March 31, 2025 and 2024, the Company recognized other comprehensive gain (loss) for foreign currency translation of $185,170 and $(177,477), respectively.

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

Exchange rates used for the translations are as follows:

	March 31, 2025	December 31, 2024
Spot
USD to EUR	$0.9259	$0.9615
USD to GBP	$0.7752	$0.8000

	March 31, 2025	March 31, 2024
Average
USD to EUR	$0.9494	$0.9259
USD to GBP	$0.7916	$0.8130

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

For the three months ended March 31, 2025, the Company had net losses and therefore excluded the dilutive effect of certain securities in its diluted EPS calculation. For the three months ended March 31, 2024, the Company had net income and therefore included the dilutive effect of certain securities in its diluted EPS calculation as their effect would have been anti-dilutive.

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating the basic and diluted net income (loss) per share:

	March 31,
	2025	2024

Weighted average shares outstanding – basic	3,044,744	997,839
Warrants for noteholders and placement agents	-	44,217
Warrants for equity investors	-	145,600
Other shares to be issued	-	181,521
Weighted average shares outstanding – diluted	3,044,744	1,369,177

As of March 31, 2025, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

March 31, 2025

Convertible notes payable issued in acquisition of Forever 8 Fund, LLC	42,222
Total common stock equivalents	42,222

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

Income Taxes. The Company accounts for income taxes under the provisions of the FASB ASC Topic 740 “Income Taxes” (“ASC Topic 740”). The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of March 31, 2025 and 2024. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of comprehensive income. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, accounts payable and other current liabilities approximate fair values due to the short-term nature of these instruments. The Company’s long-term debt consists of $21,111,218, of which $11,500,000 is current. The estimated fair value of this debt approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market interest rates.

Concentration of Credit Risks. Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. Cash and cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. The Company has not experienced any significant losses on its deposits of cash and cash equivalents. In regard to trade receivables, the Company performs ongoing evaluations of its customers’ financial condition as well as general economic conditions and, generally, requires no collateral from its customers. On March 31, 2025, the amount due from two customers represented approximately 23% and 15% of accounts receivable, respectively.

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

Recent Accounting Pronouncements. Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the Company’s condensed consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

Segment Reporting. The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the Chairman and Chief Executive Officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company’s primary revenue streams include inventory management solutions and the sale of corrugated packaging materials. Based on the CODM’s evaluation and internal reporting, the Company has two reportable segments: Inventory Management Solutions and Corrugated Packaging.

Reclassifications. Certain prior period amounts have been reclassified to conform to the current period presentation, including amounts related to the Corrugated Packaging Business, which was classified as a discontinued operations. These reclassifications had no impact on previously reported net income or stockholders’ equity.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. GOING CONCERN

The condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has negative cash flows from operations, incurred a loss since inception resulting in an accumulated deficit of $115,118,774 as of March 31, 2025 and further losses are anticipated in the development of its business. These factors raise substantial doubts about the Company’s ability to continue as a going concern for a period of 12 months from the filing date of this Form 10-Q.

As of March 31, 2025, the Company had approximately $0.4 million in cash and cash equivalents as compared to $0.2 million at December 31, 2024. The Company expects that its current cash and cash equivalents, approximately $0.2 million as of the date of this annual report, will not be sufficient to support its projected operating requirements for at least the next 12 months from this date.

The Company expects to need additional capital in order to increase revenues above current levels. Any additional equity financing, if available, may not be on favorable terms and would likely be significantly dilutive to the Company’s current stockholders, and debt financing, if available, may involve restrictive covenants. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will likely have a materially adverse effect on its business, financial condition and results of operations. The Company raised capital in 2024 and will continue to look to reduce costs in 2025 and raise capital as required for its operations. These consolidated condensed financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

Discontinued Operations

On November 22, 2024, Eightco Holdings Inc. (the “Company”) entered into an Asset Purchase Agreement (the “APA”) to sell substantially all of the assets of its wholly owned subsidiary, Ferguson Containers, Inc. (the “Corrugated Packaging Business”), to Ferguson Containers, LLC, a New Jersey limited liability company controlled by certain management employees of the Corrugated Packaging Business (the “Buyers”). This sale was completed on April 7, 2025. See Subsequent events Note 23 for more details.

As a result of entering into the APA, the Company has classified the operations of Ferguson Containers as discontinued operations in the consolidated financial statements for all periods presented. Assets and liabilities associated with Ferguson Containers have been classified as “held for sale” as of March 31, 2025 and December 31, 2024.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. ACQUISITIONS AND DIVESTITURES (continued)

The following summarizes the components of the assets and liabilities from discontinued operations to be divested as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$125,431	$168,323
Accounts receivable, net	771,162	788,317
Inventories	179,923	101,577
Prepaid expenses and other current assets	144,668	105,249
Property and equipment, net	641,271	634,773
Total assets	$1,862,455	$1,798,239

LIABILITIES
Current liabilities:
Accounts payable	$168	$2,980
Accrued expenses and other current liabilities	24,998	31,775
Income tax payable	11,228	72,976
Deferred tax liabilities	-	-
Total liabilities	$36,394	$107,731

The following summarizes the components of net income from discontinued operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

Revenues	1,773,929	1,661,123
Cost of revenues	1,276,685	1,164,371
Gross profit:	497,244	496,752

Operating expenses:
Selling, general and administrative	393,013	334,016
Restructuring and severance	-	-
Operating income	104,231	162,736

Other (expense) income:
Interest (expense)	-	-
Other income	1,322	4,092
Total other income, net	1,322	4,092
Income before income taxes	105,553	166,828
Income tax benefit	-	-
Net income from discontinued operations	$105,553	$166,828

The following summarizes the components of cash flows from discontinued operations for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Cash flows from operating activities:
Net income	$105,553	$166,828
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	37,992	49,496
Changes in assets and liabilities:
Accounts receivable	17,155	(260,688)
Inventories	(78,346)	26,359
Prepaid expenses and other current assets	(39,419)	15,475
Accounts payable	(2,812)	31,029
Accrued expenses and other current liabilities	(6,777)	726
Income tax payable	(61,748)	-

Net cash provided by (used in) operating activities	(28,402)	29,225

Cash flows from investing activities:
Repayments (proceeds) from/to Eightco Holdings, Inc.	30,000	(1,285,000)
Purchases of property and equipment	(44,490)	-

Net cash used in investing activities	(14,490)	(1,285,000)

Net decrease in cash and cash equivalents	(42,892)	(1,255,775)
Cash and cash equivalents, beginning of the period	168,323	1,358,806
Cash and cash equivalents, end of the period	$125,431	$103,031

As a result of this classification, prior period amounts have been reclassified to conform to the current period presentation.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. RESTRUCTURING AND SEVERANCE

Restructuring and severance charges consist of the following for the three months ended March 31, 2025 and 2024, respectively:

	March 31, 2025	March 31, 2024

Severance expense	$-	$1,404,038
Rent expense	-	10,800
Total restructuring and severance	$-	$1,414,838

The changes in the carrying amount of restructuring and severance liabilities for the period from January 1, 2025 through March 31, 2025 consisted of the following:

Balance, January 1, 2025	$3,060,388
Additions and adjustments	-
Payments and adjustments	-
Balance, March 31, 2025	$3,060,388

6. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

Trade accounts receivable	$1,445,182	$2,440,366
Less: allowance for credit losses	(60,000)	(60,000)
Total accounts receivable	1,385,182	2,380,366
Less: accounts receivable – discontinued operations	(771,162)	(788,317)
Accounts receivable – continuing operations	$614,020	$1,592,049

7. INVENTORIES

Inventories consist of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

Raw materials	$-	$-
Finished goods	6,846,840	8,435,928
Reserve for obsolescence	(500,000)	(500,000)
Total inventories	6,346,840	7,935,928
Less: inventories – discontinued operations	(179,923)	(101,577)
Inventories – continuing operations	$6,166,917	$7,834,351

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Other current assets consist of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

Advances for inventory purchases	$645,951	$949,641
Prepaid insurance	58,296	53,601
Deposits	112,494	72,744
Other	75,832	31,286
Total other current assets	892,573	1,107,272
Less: other current assets – discontinued operations	(144,668)	(105,249)
Other current assets – continuing operations	$747,905	$1,002,023

9. LOAN HELD-FOR-INVESTMENT, RELATED PARTY

Loan held-for-investment, related party, represents a senior secured promissory note from Wattum Management Inc., a non-controlling member of CW Machines, LLC, a related party. The note bears interest of 5% per annum and matures on October 12, 2026 with the entire outstanding principal and accrued interest due at maturity date. The note is secured by assets of Wattum Management, Inc. Expected credit losses for loan held for investment are based on management’s assessment of credit risk associated with the loan, including consideration of factors such as the financial condition of the entity, historical payment behavior, and any collateral or guarantees provided. The Company determined it was not necessary to record an allowance for credit losses as of March 31, 2025 and December 31, 2024.

At March 31, 2025 and December 31, 2024, the principal amount of the loan held for investment was $2,224,252, respectively.

10. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

Land	$-	$-
Building and building improvements	781,985	781,985
Equipment and machinery	4,866,426	4,821,936
Furniture and fixtures	285,032	284,877
Vehicles	585,854	585,854
	6,519,297	6,474,652
Less: accumulated depreciation	(5,872,447)	(5,834,427)
Total property and equipment, net	646,850	640,225
Less: property and equipment, net – discontinued operations	(641,271)	(634,773)
Property and equipment, net – continuing operations	$5,579	$5,452

Depreciation expense was $37,992 and $49,491 for the three months ended March 31, 2025 and 2024, respectively.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. INTANGIBLE ASSETS, NET

Intangible assets consist of the following at March 31, 2025 and December 31, 2024:

	Useful Lives	March 31, 2025	December 31, 2024

Customer relationships	7 years	$7,100,000	$7,100,000
Developed technology	10 years	9,700,000	9,700,000
Trademarks and tradenames	7 years	2,200,000	2,200,000
		19,000,000	19,000,000
Less: accumulated amortization		(5,746,428)	(5,171,786)
Total intangible assets, net		$13,253,572	$13,828,214

Amortization expense was $574,642 and $556,299 for the three months ended March 31, 2025 and 2024, respectively.

Amortization expense for the next five years is as follows:

For the years ending December 31,
2025 (excluding the three months ended March 31, 2025)	$1,723,928
2026	2,298,571
2027	2,298,571
2028	2,298,571
2029	2,298,571
Thereafter	2,335,360
$13,253,572

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. GOODWILL

The changes in the carrying amount of goodwill for the period from January 1, 2025 through March 31, 2025 consisted of the following:

Balance, January 1, 2025	$22,324,588
Additions and adjustments	-
Balance, March 31, 2025	$22,324,588

13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

Payroll and related benefits	$3,160,664	$3,130,269
Professional fees	94,178	187,378
Accrued settlement liability for equity holders of Forever 8	-	-
Accrued interest	1,594,466	936,395
Accrued rent	120,000	120,000
Accrued other taxes	13,822	215,006
Other	324,378	429,991
Total accrued expenses and other current liabilities	5,307,508	5,019,039
Less: accrued expenses and other current liabilities – discontinued operations	(24,998)	(31,775)
Accrued expenses and other current liabilities – continuing operations	$5,282,510	$4,987,264
Less: Accrued expenses and other current liabilities – related parties	2,800,235	2,050,684
Accrued expenses and other current liabilities	2,482,275	2,936,580

14. DUE TO AND FROM FORMER PARENT

As of March 31, 2025 and December 31, 2024, the amount due to Vinco consists of net amounts related to management fees and borrowings for working capital and financing needs of Eightco as well as other operating expenses that were paid for on behalf of one to the other. As of March 31, 2025 and December 31, 2024, the net amount due to Former Parent was $222,409 and $480,000, respectively.

15. LINES OF CREDIT

Principal due under the lines of credit was as follows at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

Lines of credit 12% - 18%	$6,250,000	$6,850,000

Interest expense under lines of credit was $250,849 and $279,508 for the three months ended March 31, 2025 and 2024, respectively.

The lines of credit are collateralized by the inventory of the Company.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16. LINES OF CREDIT – RELATED PARTIES

Principal due under the lines of credit – related parties was as follows at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

Lines of credit 12% - 18%	$3,525,000	$3,525,000

Interest expense under lines of credit – related parties was $134,075 and $169,962 for the three months ended March 31, 2025 and 2024, respectively.

The lines of credit – related parties are collateralized by the inventory of the Company.

17. CONVERTIBLE NOTES PAYABLE

During 2023, the Company had two senior secured convertible notes outstanding with an accredited investor (the “Note Investor”): a note issued in January 2022 with an original principal amount of $33,333,333 (the “January 2022 Note”) and a note issued in March 2023 with an original principal amount of $5,555,000 (the “March 2023 Note”). Both notes were issued at an original issue discount and included embedded conversion features and detachable warrants, which resulted in the recognition of significant debt discounts and warrant-related expenses in prior periods. These convertible notes were repaid in full during 2023 and 2024.

Interest expense under convertible notes payable was $0 and $277,750, of which $0 and $277,750 was related to amortization of the debt discount, the three months ended March 31, 2025 and 2024, respectively.

No convertible notes or related instruments were outstanding as of March 31, 2025 with the Note Investor.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18. CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

The convertible notes payable, related party were issued as part of consideration for the acquisition of Forever 8. The discount was calculated based on the fair value of the instrument as of October 1, 2022. Principal due under the convertible note payable – related parties was as follows at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

Notes payable, 12%	$21,611,218	$21,771,155
Less: current portion	11,500,000	11,500,000
Notes payable, long-term potion	$10,111,218	$10,271,155
Less: debt discount	500,000	750,000
Notes payable, long-term portion, net	$9,611,218	$9,521,155

Interest expense under convertible notes payable – related parties was $903,962 and $1,071,511, of which $250,000 and $250,000 was related to amortization of the debt discount, for the three months ended March 31, 2025 and 2024, respectively. The Company recognized a capital contribution in additional paid in capital of $3,006,896 related to the forgiveness of accrued interest for the three months ended March 31, 2024.

19. INCOME TAXES

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

Income tax (benefit) expense was $(28,793) and $0 for the three months ended March 31, 2025 and 2024, respectively. The Company has recorded a full valuation allowance against its deferred tax assets associated with its net operating losses.

There are no unrecognized tax benefits and no accruals for uncertain tax positions.

The Company files U.S. income tax returns and a state income tax return. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2021 and thereafter are subject to examination by the relevant taxing authorities.

As of March 31, 2025, the Company had a net operating loss carryforward for federal income tax purposes of approximately $10,667,381. These carryforwards were generated in 2022 and later, and therefore do not expire, but are subject to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions, and may be utilized to offset up to 80% of taxable income in any future period.

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

Since entering the agreement through March 31, 2025, the Company had sold 692,890 shares of common stock for net proceeds of $2,422,910 under the ATM Agreement. The Company did not sell any shares of common stock for the three months ended March 31, 2025.

Common stock issuances during the three months ended March 31, 2025:

On January 21, 2025, the Company issued 485,381 shares of common stock value at $713,511 to satisfy accrued interest to debt holders.

On March 31, 2025, the Company issued 80,000 shares of common stock valued at $143,201 as settlement of a liability associated with prior period services performed by a consultant related to investor relations.

As of March 31, 2025 and December 31, 2024, the Company had 3,044,744 and 2,479,363 issued and outstanding shares of Common Stock, respectively.

As of March 31, 2025 and December 31, 2024, the Company had 0 issued and outstanding shares of Series A Preferred Stock, respectively.

21. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases certain office space from an entity affiliated through common ownership under an operating lease agreement on a month-to-month basis. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases.

Rent expense for the three months ended March 31, 2025 and 2024 was $66,699 and $66,144, respectively. Rental payments are expensed in the statements of comprehensive income in the period to which they relate.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

22. SEGMENTING REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three months ended March 31, 2025 and 2024 were the Inventory Management Solutions segment and the Corrugated Packaging Business. The Company’s chief operating decision maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

Segment information is presented based upon the Company’s management organization structure as of March 31, 2025 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

22. SEGMENTING REPORTING (continued)

Segment information available with respect to these reportable business segments for the three months ended March 31, 2025 and 2024 was as follows:

	For the Three Months Ended March 31,
	2025	2024
Revenues:
Inventory Management Solutions	$9,913,987	$7,958,697
Corrugated	1,773,929	1,661,123
Total segment and consolidated revenues	$11,687,916	$9,619,820

Cost of revenues:
Inventory Management Solutions	$9,100,728	$6,569,687
Corrugated (Discontinued Operations)	1,276,685	1,164,371
Total segment and consolidated cost of revenues	$10,377,413	$7,734,058

Gross profit:
Inventory Management Solutions	$813,259	$1,389,010
Corrugated (Discontinued Operations)	497,244	496,752
Total segment and consolidated gross profit	$1,310,503	$1,885,762

Income (loss) from operations:
Inventory Management Solutions	$(890,113)	$(794,053)
Corrugated (Discontinued Operations)	104,231	162,736
Corporate	(526,053)	(2,359,718)
Total segment and consolidated loss from operations	$(1,311,935)	$(2,991,035)

Depreciation and amortization:
Inventory Management Solutions	$574,672	$556,299
Corrugated (Discontinued Operations)	37,992	49,497
Total segment and consolidated depreciation and amortization	$612,664	$605,796

Revenues by geography:
North America	$2,753,713	$3,313,122
Europe	8,934,203	6,306,698
Total geography and consolidated revenues	$11,687,916	$9,619,820

Segment capital expenditures:
Inventory Management Solutions	$157	$-
Corrugated (Discontinued Operations)	44,490	-
Corporate	-	-
Total segment and consolidated capital expenditures	$-	$-

Segment total assets:
Inventory Management Solutions	$43,158,404	$45,452,208
Corrugated (Discontinued Operations)	1,862,455	1,881,212
Corporate	2,612,856	2,903,451
Total segment and consolidated assets	$47,633,715	$50,236,871

23. SUBSEQUENT EVENTS

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

As disclosed in Note 4 to the consolidated financial statements, the Company classified the Corrugated Packaging Business operated under Ferguson Containers as discontinued operations as of March 31, 2025.

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

In connection with the Series D Agreement, on March 15, 2024, Forever 8 also entered into a Subordination Agreement (the “Subordination Agreement”) with each of the lenders, the several individuals, financial institutions or entities from time to time party thereto (collectively, the “Senior Lenders”) and the collateral agent for the Senior Lenders. Forever 8 additionally entered into an Intercreditor Agreement (the “Intercreditor Agreement”) with the lenders party thereto and the collateral agent for such lenders. As of the date of this filing, a total of $0 has been committed by the lender.

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

Results of Operations

Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024

Continuing Operations

The following table sets forth information comparing the components of net (loss) income from continuing operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Period over Period Change
	2024	2023	$	%

Revenues, net	$9,913,987	$7,958,697	$1,955,290	24.57%
Cost of revenues	9,100,728	6,569,687	2,531,041	38.53%
Gross profit	813,259	1,389,010	(575,751)	-41.45%

Operating expenses:
Selling, general and administrative	2,229,425	3,127,943	(898,518)	-28.73%
Restructuring and severance	-	1,414,838	(1,414,838)	-100.00%
Operating loss	(1,416,166)	(3,153,771)	1,737,605	-55.10%

Other (expense) income:
Interest income (expense)	(1,288,804)	(1,198,771)	(90,033)	7.51%
Loss on issuance of warrants	-	-	-	0.00%
Gain on forgiveness of earnout	-	6,100,000	(6,100,000)	-100.00%
Other income	21,898	26,677	(4,779)	-17.91%
Total other income (expense), net	(1,266,906)	4,927,906	(6,194,812)	-125.71%
Income (loss) before income taxes	(2,683,072)	1,774,135	(4,457,207)	-251.23%
Income tax expense (benefit)	(28,793)	-	(28,793)	-100.00%
Net income (loss)	$(2,654,279)	$1,774,135	$(4,428,414)	$-249.61%

Revenue

For the three months ended March 31, 2025, revenues increased by $1,955,290 or 24.57%, as compared to the three months ended March 31, 2024. The increase was attributable to the increased sale of goods from revenue derived from the inventory management solutions business due to the Company’s additional access to capital versus the reduction in capital in 2024 due to the repayment of its outstanding convertible notes payable.

Cost of Revenues

For the three months ended March 31, 2025, cost of revenues increased by $2,531,041 or 38.53%, as compared to the three months ended March 31, 2024. The increase was largely attributable to the increase in total revenues for our inventory management solutions business as well as the mix of products sold being lower margin.

Gross Profit

For the three months ended March 31, 2025, gross profit decreased by $575,751 or 41.45%, as compared to the three months ended March 31, 2024. The decrease was largely attributable to lower margin product sales in the inventory management solutions business.

Operating Expenses

Selling, general and administrative expenses were $2,229,425 and $3,127,943 for the three months ended March 31, 2025 and 2024, respectively, representing a decrease of $898,518, or 28.73%. The decrease was largely attributable to the decrease in professional fees, payroll costs, insurance expense, and rent expense.

Restructuring and severance were $0 and $1,414,838 for the three months ended March 31, 2025 and 2024, respectively, representing a decrease of $1,414,838, or 100.00%. The decrease was largely attributable to the completion of the restructuring plan.

Interest Expense

Interest expense was $1,288,803, for the three months ended March 31, 2025, versus $1,198,771 for the three months ended March 31, 2024. The increase in interest expense was largely attributable to the additional borrowings under the lines of credit.

Gain on forgiveness of earnout

Gain on forgiveness of earnout was $0 for the three months ended March 31, 2025 versus $6,100,000 for the three months ended March 31, 2024. The full amount of the earnout rights were forgiven in 2024.

Income tax expense

Income tax (benefit) expense was $(28,793) and $0 for the three months ended March 31, 2025 and 2024, respectively. The benefit relates to foreign income tax credits earned.

Net income (loss)

Net income (loss) was $(2,654,279) for the three months ended March 31, 2025, versus $1,774,135 for the three months ended March 31, 2024. The decrease in net income was largely attributable the Company’s prior recognition of the gain on forgiveness of earnout.

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

The Company closed on the transaction on April 7, 2025.

The following table sets forth information comparing the components of net (loss) income from discontinued operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Period over Period Change
	2025	2024	$	%

Revenues, net:
Corrugated	$1,773,929	$1,661,123	$112,806	6.79%

Cost of revenues:
Corrugated	1,276,685	1,164,371	112,314	9.65%

Gross profit:
Corrugated	497,244	496,752	492	0.10%

Operating expenses:
Selling, general and administrative	393,013	334,016	58,997	17.66%
Restructuring and severance	-	-	-	0.00%
Operating loss	104,231	162,736	(58,505)	-35.95%

Other income:
Other income	1,322	4,092	(2,770)	-67.72%
Total other income, net	1,322	4,092	(2,770)	-67.72%
Income before income taxes	105,553	166,828	(61,275)	-36.73%
Income tax expense (benefit)	-	-	-	0.00%
Net income from discontinued operations	$105,553	$166,828	$(61,275)	-36.73%

Revenue

For the three months ended March 31, 2025, revenues totaled $1,773,929, an increase of $112,806, or 6.79%, compared to $1,661,123 for the three months ended March 31, 2024. The increase was primarily due to higher order volume from customers.

Cost of Revenues

Cost of revenues was $1,276,685 for the three months ended March 31, 2025, compared to $1,164,371 for the same period in 2024, representing an increase of $112,314, or 9.65%. The increase was primarily driven by a shift in product mix toward lower-margin corrugated materials.

Gross Profit

Gross profit was relatively flat at $497,244 for the three months ended March 31, 2025, compared to $496,752 in the prior-year period, reflecting a nominal increase of $492, or 0.10%. The stability in gross profit reflects the offsetting impact of higher revenues and increased cost of revenues tied to lower-margin product sales.

Operating Expenses

Selling, general and administrative expenses were $393,013 for the three months ended March 31, 2025, compared to $334,016 for the three months ended March 31, 2024, representing an increase of $58,997, or 17.66%. The increase was primarily due to higher payroll-related costs and a $23,013 bad debt charge recorded during the current period. There were no restructuring or severance expenses in either period.

Net income

Net income was $105,553 for the three months ended March 31, 2025, compared to $166,828 for the same period in 2024, a decrease of $61,275, or 36.73%. The decline was primarily driven by increased operating expenses.

Liquidity and Capital Resources

As reflected in the accompany financial statements for the three months ended March 31, 2025, the Company had net loss of $2.5 million and as of March 31, 2025, had stockholders’ equity of $9.3 million and approximately $0.4 million in cash and cash equivalents as compared to $0.2 million at December 31, 2024. The Company expects that its current cash and cash equivalents are not sufficient to support its projected operating requirements for at least the next 12 months from this date. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

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

Cash Flows

Since inception, Eightco and its subsidiaries have primarily used its available cash to fund its operations. The following table sets forth a summary of cash flows for the periods presented:

	For the Three Months Ended March 31,
	2024	2023
Cash (used in) provided by:
Operating Activities	$999,824	$(723,292)
Investing Activities	(44,647)	-
Financing Activities	(759,937)	(3,715,767)
Net increase (decrease) in cash and restricted cash	$195,240	$(4,439,059)

Cash Flows for the Three Months Ended March 31, 2025 and 2024

Operating Activities

Net cash provided by operating activities was 999,824 during the three months ended March 31, 2025, which consisted primarily of a net loss of $2,548,725, offset by depreciation and amortization of $612,664, amortization of debt issuance costs of $250,000 and changes in assets and liabilities of $2,685,885.

Net cash used in operating activities was $723,376 during the three months ended March 31, 2025, which consisted primarily of net income of $4,947,859, depreciation and amortization of $605,796, amortization of debt issuance costs of $587,750 and changes in assets and liabilities of ($798,719) offset largely by a gain on forgiveness of earnout of $6,100,000.

Investing Activities

Net cash provided by investing activities was $44,647 during the three months ended March 31, 2025 compared to $0 for the three months ended March 31, 2024. The increase in net cash provided by investing activities is largely attributable to purchases of long-lived assets.

Financing Activities

Net cash used in financing activities was $759,937 during the three months ended March 31, 2025 compared to $($3,715,767) for the three months ended March 31, 2024. This decrease was largely attributable to less repayments of debt instruments most notably the convertible notes payable in the amount of $4,915,000 paid in 2024.

The Company did not have any off-balance sheet arrangements as of March 31, 2025.

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

As of December 31, 2024, management identified the following material weakness in our internal control over financial reporting: the Company was unable to provide a timely financial reporting package in connection with the year end audit. This was primarily the result of the Company’s limited accounting personnel. This also limits the extent to which the Company can segregate incompatible duties and has a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected. There is a risk under the current circumstances that intentional or unintentional errors could occur and not be detected.

Management has concluded that the material weakness described above currently exists as of March 31, 2025. The Company plans to engage with outside consultants to strengthen its capabilities and help the Company in the design and assessment of its internal controls over financial reporting to further reduce and remediate existing control deficiencies during 2025.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2025, there were no changes in our internal control over financial reporting that materially affected our internal control over financial reporting as of March 31, 2025.

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

ITEM 1A. RISK FACTORS

Our business and common stock are subject to a number of risks and uncertainties. The discussion of such risks and uncertainties may be found under “Risk Factors” in the Company’s annual report on Form 10-K filed with the SEC on April 15, 2025. There have been no material changes to these risks during the three months ended March 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

On January 21, 2025, the Company issued 485,381 shares of common stock value at $713,511 to satisfy accrued interest to debt holders.

On March 31, 2025, the Company issued 80,000 shares of common stock valued at $143,201 to a consultant for services performed related to investor relations.

The issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

Date: May 15, 2025

EIGHTCO HOLDINGS INC.

By:	/s/ Paul Vassilakos
Name:	Paul Vassilakos
Title:	Chief Executive Officer

EIGHTCO HOLDINGS INC.

By:	/s/ Brett Vroman
Name:	Brett Vroman
Title:	Chief Financial Officer

