Form 10-Q
period 2025-06-30
Eightco Holdings Inc.
filed 2025-08-19
CIK 1892492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

☐ Yes ☒ No

As of August 19, 2025, there were 3,044,744 shares of the registrant’s common stock outstanding.

EIGHTCO HOLDINGS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended June 30, 2025 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, our ability to raise capital, our operational and strategic initiatives or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

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

PART I - FINANCIAL INFORMATION

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$696,252	$239,187
Accounts receivable, net	1,087,145	1,592,049
Inventories, net	6,292,874	7,834,351
Prepaid expenses and other current assets	1,001,170	1,002,023
Current assets of discontinued operations held for sale	-	1,798,239
Total current assets	9,077,441	12,465,849
Property and equipment, net	7,565	5,452
Intangible assets, net	12,678,928	13,828,214
Goodwill	22,324,588	22,324,588
Loan held-for-investment	4,587,630	2,224,252
Total assets	$48,676,152	$50,848,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,395,276	$2,061,265
Accounts payable – related parties	130,000	300,000
Accrued expenses and other current liabilities	2,398,283	2,936,580
Accrued expenses and other current liabilities – related parties	3,421,050	2,050,684
Convertible notes payable – related parties, net	11,500,000	11,500,000
Line of credit	6,955,000	6,850,000
Line of credit – related parties	3,425,000	3,525,000
Due to Former Parent	222,409	480,000
Current liabilities of discontinued operations held for sale	-	107,731
Total current liabilities	30,447,018	29,811,260

Convertible notes payable – related parties, net of debt discount of $250,000 and $750,000, respectively	9,734,848	9,521,155
Total liabilities	$40,181,866	$39,332,415

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and 0 shares outstanding at June 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized and 3,044,744 and 2,479,363 shares outstanding at June 30, 2025 and December 31, 2024, respectively	$3,045	$2,479
Additional paid-in capital	124,272,178	124,129,543
Accumulated deficit	(116,288,293)	(112,570,049)
Foreign currency translation	921,870	368,481
Total stockholders’ attributable to Eightco Holdings Inc.	8,908,800	11,930,454
Non-controlling interest	(414,514)	(414,514)
Total stockholders’ equity	8,494,286	11,515,940
Total liabilities and stockholders’ equity	$48,676,152	$50,848,355

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Revenues, net	$7,578,646	$5,283,593	$17,492,633	$13,242,290
Cost of revenues	6,333,350	3,959,810	15,434,078	10,529,497
Gross profit	1,245,296	1,323,783	2,058,555	2,712,793

Operating expenses:
Selling, general and administrative expenses	2,451,832	2,191,948	4,681,257	5,319,891
Restructuring and severance	-	-	-	1,414,838
Total operating expenses	2,451,832	2,191,948	4,681,257	6,734,729
Operating loss	(1,206,536)	(868,165)	(2,622,702)	(4,021,936)

Non-operating income (expense):
Interest income (expense), net	(1,276,726)	(1,323,594)	(2,565,530)	(2,522,365)
Gain on divestiture	1,231,774	-	1,231,774	-
Gain on forgiveness of earnout	-	-	-	6,100,000
Gain on extinguishment of liabilities	-	6,497,193	-	6,497,193
Other income	81,969	28,137	103,867	54,814
Total non-operating income (expense)	37,017	5,201,736	(1,229,889)	10,129,642

Net income (loss) before income tax expense	(1,169,519)	4,333,571	(3,852,591)	6,107,706

Income tax expense (benefit)	-	-	(28,793)	-

Net income (loss) from continuing operations	$(1,169,519)	$4,333,571	(3,823,798)	6,107,706
Net income from discontinued operations	-	115,321	105,553	282,149
Net income (loss)	(1,169,519)	$4,448,892	(3,718,245)	6,389,855
Net loss attributable to non-controlling interest	-	-	-	(12)
Net income (loss) attributable to Eightco, Inc.	(1,169,519)	4,448,892	(3,718,245)	6,389,867
Net income (loss) per share:
Net income (loss) per share – basic	$(0.38)	$2.55	$(1.38)	$4.66
Net income (loss) per share – diluted	$(0.38)	$2.15	$(1.38)	$3.76
Weight average number of common shares outstanding – basic	3,044,744	1,745,997	2,691,487	1,371,918
Weight average number of common shares outstanding – diluted	3,044,744	2,073,363	2,691,487	1,699,284

See the accompanying notes to the condensed consolidated financial statements.

6

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Net income (loss)	$(1,169,519)	$4,448,892	$(3,718,245)	$6,389,867
Foreign currency translation – unrealized gain (loss)	368,219	(5,337)	553,389	(182,814)
Comprehensive income (loss)	$(801,300)	$4,443,555	$(3,164,856)	$6,207,053

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid in	Non controlling	Retained Earnings (Accumulated)	Accumulated Other
	Shares	Amount	Capital	Interest	Deficit	Income	Total

Balances, January 1, 2024	941,284	$941	$108,620,943	$(414,502)	$(113,278,588)	$723,303	$(4,347,903)
Issuance of common stock - investors	173,171	173	709,827	-	-	-	710,000
Issuance of common stock - conversions	24,195	24	99,175	-	-	-	99,199
Issuance of common stock – settlement of cash warrants	50,434	50	206,729	-	-	-	206,779
Issuance of common stock to noteholders	294,633	295	1,207,705	-	-	-	1,208,000
Issuance of common stock to board of directors and former employees	77,966	78	262,838	-	-	-	262,916
Issuance of common stock to consultants	145,779	146	492,547	-	-	-	492,693
Forgiveness of interest – related parties	-	-	3,006,896	-	-	-	3,006,896
Share-based compensation expense	-	-	33,938	-	-	-	33,938
Foreign currency translation	-	-	-	-	-	(177,477)	(177,477)
Net income for the three months ended March 31, 2024	-	-	-	(12)	1,940,975	-	1,940,963
Balances, March 31, 2024	1,707,462	$1,707	$114,640,598	$(414,514)	$(111,337,613)	$545,826	$3,436,004
Issuance of common stock - investors	200	0	455	-	-	-	455
Issuance of common stock - conversions	-	-	-	-	-	-	-
Issuance of common stock to board of directors and former employees	32,835	33	108,506	-	-	-	108,539
Issuance of common stock to consultants	10,000	10	39,990	-	-	-	40,000
Forgiveness of interest – related parties	-	-	5,400,000	-	-	-	5,400,000
Share-based compensation expense	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	(5,337)	(5,337)
Net income for the three months ended June 30, 2024	-	-	-	-	4,448,892	-	4,448,892
Balances, June 30, 2024	1,750,497	$1,750	$120,189,549	$(414,514)	$(106,888,721)	$540,489	$13,428,553

Balances, January 1, 2025	2,479,363	$2,479	$124,129,543	$(414,514)	$(112,570,049)	$368,481	$11,515,940
Issuance of common stock to note holders – interest	485,381	485	(485)	-	-	-	-
Issuance of common stock to vendors for settlement of liabilities	80,000	81	143,120	-	-	-	143,201
Foreign currency translation	-	-	-	-	-	185,170	185,170
Net loss for the three months ended March 31, 2025	-	-	-	-	(2,548,725)	-	(2,548,725)
Balances, March 31, 2025	3,044,744	$3,045	$124,272,178	$(414,514)	$(115,118,774)	$553,651	$9,295,586

Foreign currency translation	-	-	-	-	-	368,219	368,219
Net loss for the three months ended June 30, 2025	-	-	-	-	(1,169,519)	-	(1,169,519)

Balances, June 30, 2025	3,044,744	$3,045	$124,272,178	$(414,514)	$(116,288,293)	$921,870	$8,494,286

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Cash flows from operating activities:
Net income (loss)	$(3,718,245)	$6,389,855
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,187,373	1,218,430
Amortization of debt issuance costs	500,000	837,750
Amortization of prepaid share-based compensation	34,000	317,104
Share-based compensation	143,201	33,937
Gain on sale of assets	(1,231,774)	-
Gain on extinguishment of liabilities	-	(7,427,193)
Gain on forgiveness of earnout	-	(6,100,000)
Changes in assets and liabilities, net of divestiture:
Accounts receivable	504,904	(224,834)
Inventories	2,094,868	1,117,250
Prepaid expenses and other current assets	216,853	36,282
Accounts payable	164,011	(199,990)
Accrued expenses and other current liabilities	574,478	2,837,843
Discontinued operations	(129,055)	-

Net cash provided by (used in) operating activities	340,614	(1,163,566)

Cash flows from investing activities:
Purchases of property and equipment – continuing operations	(2,208)	(5,881)
Purchases of property and equipment – discontinued operations	(44,490)	-
Proceeds from sale of assets of Ferguson Containers, Inc.	307,835	-
Repayments under loan held-for-investment	136,622	-

Net cash provided by (used in) investing activities	397,759	(5,881)

Cash flows from financing activities:
Net borrowings under lines of credit	5,000	575,000
Net proceeds from issuance of common stock	-	710,454
Repayments under convertible notes payable – related parties	(286,308)	(85,767)
Repayments under convertible notes payable	-	(4,915,000)

Net cash provided by (used in) financing activities	(281,308)	(3,715,313)

Net decrease in cash and cash equivalents	457,065	(4,884,760)
Cash and cash equivalents, beginning of the year	239,187	5,247,836
Cash and cash equivalents, end of the period	$696,252	$363,076

Supplemental disclosure of cash flow information:
Cash paid for interest	$795,182	$554,240
Cash paid for income taxes	$-	$-
Issuance of common stock to line of credit holders	$-	$60,000
Issuance of common stock to vendors for future services	$-	$480,250
Issuance of common stock to employees and directors for settlement of liabilities	$-	$318,205
Issuance of common stock to vendors for settlement of liabilities	$-	$105,693
Issuance of common stock to noteholders for settlement of accrued interest	$-	$1,148,000
Issuance of common stock to noteholders for settlement of cash warrant liabilities	$-	$206,779
Forgiveness of interest – related parties	$-	$3,006,896
Forgiveness of debt – related parties	$-	$5,400,000
Convertible shares under notes payable	$-	$99,199
Deconsolidation of assets of Corrugated Business:
Cash and cash equivalents	$125,431	$-
Accounts receivable	$771,162	$-
Inventory	$179,923	$-
Prepaid expenses and other current assets	$144,668	$-
Property and equipment	$641,271	$-
Accounts payable	$168	$-
Accrued expenses and other current liabilities	$36,226	$-

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As used herein, “Eightco” and the “Company” refer to Eightco Holdings Inc., a Delaware corporation originally incorporated on September 21, 2021 (date of inception) under the laws of the State of Nevada, and subsidiaries. On March 9, 2022, the Company converted to a Delaware corporation pursuant to a plan of conversion entered into with its former parent, Vinco Ventures, Inc. (“Vinco” or “Former Parent”). Until April 7, 2025, the Company operated in two main businesses: Forever 8 Inventory Cash Flow Solution and Corrugated Packaging Business (as defined below). Forever 8 Fund LLC (“Forever 8”), which focuses on purchasing inventory for e-commerce retailers, was acquired by the Company on October 1, 2022, and is part of its Inventory Solution Business. The Corrugated Packaging Business manufactured and sold custom packaging for a wide variety of products and helps customers generate brand awareness and promote brand image through packaging. On April 7, 2025, the Company consummated the sale of the assets that comprised the Corrugated Packaging Business (See Note 4) and as a result ceased this line of line of business effective as of such date. The Company previously sold BTC mining equipment and developed an NFT character set under its Web3 Business but has no intention of continuing this business at this time. Prior to the Separation (as defined below), the Company was 100% owned by Vinco.

As of June 30, 2025, Eightco had three wholly-owned subsidiaries: Forever 8, Ferguson Containers, Inc. (“Ferguson Containers” or “Corrugated Packaging Business”) and BlockHiro, LLC. Ferguson Containers owns 100% of 8co Holdings Shared Services, LLC. Eightco owns 51% of CW Machines, LLC which is consolidated under the voting interest entity model. Under the voting interest entity model, control is presumed by the holder of a majority voting interest unless noncontrolling shareholders have substantive participating rights. Forever 8 owns 100% of Forever 8 UK, Ltd and Forever 8 Fund EU Holdings BV.

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

Basis of Presentation.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2025 may not be indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2024 included in the Annual Report.

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

Accounts Receivable. Accounts receivable are carried at their contractual amounts, less an estimated allowance for credit losses. Management estimates the allowance for credit losses using a loss-rate approach based on historical loss information, adjusted for management’s expectations about current and future economic conditions, as the basis to determine expected credit losses. Management exercises significant judgment in determining expected credit losses. Key inputs include macroeconomic factors, industry trends, the creditworthiness of counterparties, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Management believes that the composition of receivables at year-end is consistent with historical conditions as credit terms and practices and the client base has not changed significantly. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted. The allowance for credit losses was $0 and $60,000 as of June 30, 2025 and December 31, 2024.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets and Long-lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of its long-lived assets using undiscounted cash flows. If an asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. We record intangible assets based on their fair value on the date of acquisition. Intangible assets include the cost of developed technology, customer relationships, trademarks and tradenames. Intangible assets are amortized utilizing the straight-line method over their remaining economic useful lives, as follows: 10 years for developed technology, 7 years for customer relationships and 7 years for trademarks and tradenames. The Company reviews long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to an asset, an impairment loss equal to the remaining carrying value of the asset is recorded. The Company did not record any impairment charges related to intangibles assets or long-lived assets during the three and six months ended June 30, 2025 and 2024, respectively.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for fulfilling those performance obligations. Revenue for product sales is recognized upon receipt by the customer. There are no contract assets or contract liabilities and therefore no unsatisfied performance obligations. One customer represented 83% of total revenues for the three and six months ended June 30, 2025.

Disaggregation of Revenue. The Company’s primary revenue stream includes the sale of consumer goods through its inventory management solutions business. The revenue stream for discontinued operations primarily include the sale of corrugated packaging materials. There are no other material operations that were separately disaggregated for segment purposes.

Cost of Revenues. Cost of revenues includes freight charges, purchasing and receiving costs, depreciation and inspection costs.

Comprehensive income. The Company follows Accounting Standards Codification (“ASC”) 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. For the three and six months ended June 30, 2025, the Company recognized other comprehensive gain (loss) for foreign currency translation of $368,219 and $553,389, respectively. For the three and six months ended June 30, 2024, the Company recognized other comprehensive gain (loss) for foreign currency translation of $(5,337) and $(182,814), respectively.

Foreign Currency Transactions and Translation. Eightco’s functional currency is the United States Dollar (“USD”) and the Forever 8 subsidiaries have functional currencies in Euro (“EUR”), British Pound Sterling (“GBP”), and USD.

For the purpose of presenting these condensed consolidated financial statements, the reporting currency is USD. Forever 8 assets and liabilities are expressed in USDs at the exchange rate on the balance sheet date, equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholders’ equity section of the balance sheets.

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

For the three months ended June 30, 2025, approximately 86% of consolidated revenues were derived from customers located in Europe and denominated primarily in Euros. As a result, the Company is exposed to a concentration of foreign currency risk, and significant fluctuations in the EUR or GBP relative to the USD could materially impact reported revenues and results of operations.

Exchange rates used for the translations are as follows:

	June 30, 2025	December 31, 2024
Spot
USD to EUR	$0.8547	$0.9615
USD to GBP	$0.7643	$0.8000

	June 30, 2025	June 30, 2024
Average
USD to EUR	$0.9077	$0.9288
USD to GBP	$0.7299	$0.8021

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

For the three and six months ended June 30, 2025, the Company had net losses and therefore excluded the dilutive effect of certain securities in its diluted EPS calculation. For the three and six months ended June 30, 2024, the Company had net income and therefore included the dilutive effect of certain securities in its diluted EPS calculation.

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating the basic and diluted net income (loss) per share for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Weighted average shares outstanding – basic	3,044,744	1,745,997	2,691,487	1,371,918
Warrants for noteholders and placement agents	-	44,217	-	44,217
Warrants for equity investors	-	145,600	-	145,600
Other shares to be issued	-	137,549	-	137,549
Weighted average shares outstanding – diluted	3,044,744	$2,073,363	$2,691,487	$1,699,284

For the three and six months ended June 30, 2025, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

June 30, 2025

Convertible notes payable issued in acquisition of Forever 8 Fund, LLC	42,222
Warrants for equity investors	145,600
Total common stock equivalents	187,822

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

Income Taxes. The Company accounts for income taxes under the provisions of the FASB ASC Topic 740 “Income Taxes” (“ASC Topic 740”). The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of June 30, 2025 and 2024. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of comprehensive income. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, accounts payable and other current liabilities approximate fair values due to the short-term nature of these instruments. The Company’s long-term debt consists of $21,234,848, of which $11,500,000 is current. The estimated fair value of this debt approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market interest rates.

Concentration of Credit Risks. Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. Cash and cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. The Company has not experienced any significant losses on its deposits of cash and cash equivalents. In regard to trade receivables, the Company performs ongoing evaluations of its customers’ financial condition as well as general economic conditions and, generally, requires no collateral from its customers. On June 30, 2025, the amount due from two customers represented approximately 51% and 29% of accounts receivable, respectively.

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

Segment Reporting. The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the Chairman and Chief Executive Officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company’s primary revenue streams include inventory management solutions, until April 7, 2025, and the sale of corrugated packaging materials. Based on the CODM’s evaluation and internal reporting, until April 7, 2025, the Company had two reportable segments: Inventory Management Solutions and Corrugated Packaging Business. On April 7, 2025, the Company sold the assets of the Corrugated Packaging Business segment and as a result the Company will only have a single operating segment.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. GOING CONCERN

The condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has negative cash flows from operations, incurred a loss since inception resulting in an accumulated deficit of $116,288,293 as of June 30, 2025 and further losses are anticipated in the development of its business. These factors raise substantial doubts about the Company’s ability to continue as a going concern for a period of 12 months from the filing date of this Form 10-Q.

As of June 30, 2025, the Company had approximately $0.7 million in cash and cash equivalents as compared to $0.2 million at December 31, 2024. The Company expects that its current cash and cash equivalents, approximately $0.2 million as of the date of this quarterly report, will not be sufficient to support its projected operating requirements for at least the next 12 months from such date.

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

4. ACQUISITIONS AND DIVESTITURES

Discontinued Operations

On November 22, 2024, Eightco Holdings Inc. (the “Company”) entered into an Asset Purchase Agreement (the “APA”) to sell substantially all of the assets of its wholly owned subsidiary, Ferguson Containers, Inc., to a New Jersey limited liability company controlled by certain management employees of the Corrugated Packaging Business (the “Buyers”). This sale was completed on April 7, 2025 with an effective date of April 1, 2025. The following summarizes the transaction:

April 1,
2025

Consideration:
Cash	557,835
Seller note	2,500,000
Total consideration	$3,057,835

Assets Disposed:
Cash and cash equivalents	$125,431
Accounts receivable, net	771,162
Inventories	179,923
Prepaid expenses and other current assets	144,668
Property and equipment, net	641,271
Total assets	$1,862,455
Less: assumed liabilities by the Buyers	(36,394)
Net assets disposed of in divestiture	$1,826,061

Gain on divestiture	$1,231,774

As a result of the sale, the Company has classified the historical operations of Ferguson Containers as discontinued operations in the consolidated financial statements for all periods presented. Assets and liabilities associated with Ferguson Containers have been classified as “held for sale” as of December 31, 2024.

The following summarizes the components of the assets and liabilities from discontinued operations as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$-	$168,323
Accounts receivable, net	-	788,317
Inventories	-	101,577
Prepaid expenses and other current assets	-	105,249
Property and equipment, net	-	634,773
Total assets	$-	$1,798,239

LIABILITIES
Current liabilities:
Accounts payable	$-	$2,980
Accrued expenses and other current liabilities	-	31,775
Income tax payable	-	72,976
Deferred tax liabilities	-	-
Total liabilities	$-	$107,731

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. ACQUISITIONS AND DIVESTITURES (continued)

The following summarizes the components of net income from discontinued operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024

Revenues	-	1,733,420
Cost of revenues	-	1,279,392
Gross profit:	-	454,028

Operating expenses:
Selling, general and administrative	-	339,273
Restructuring and severance	-	-
Operating income	-	114,755

Other (expense) income:
Interest (expense)	-	-
Other income	-	566
Total other income, net	-	566
Income before income taxes	-	115,321
Income tax benefit	-	-
Net income from discontinued operations	$-	$115,321

	Six Months Ended June 30,
	2025	2024

Revenues	1,773,929	3,394,543
Cost of revenues	1,276,685	2,443,763
Gross profit:	497,244	950,780

Operating expenses:
Selling, general and administrative	393,013	673,289
Restructuring and severance	-	-
Operating income	104,231	277,491

Other (expense) income:
Interest (expense)	-	-
Other income	1,322	4,658
Total other income, net	1,322	4,658
Income before income taxes	105,553	282,149
Income tax benefit	-	-
Net income from discontinued operations	$105,553	$282,149

The following summarizes the components of cash flows from discontinued operations for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Cash flows from operating activities:
Net income	$105,553	$282,149
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	37,992	87,487
Changes in assets and liabilities:
Accounts receivable	17,155	(93,353)
Inventories	(78,346)	(36,559)
Prepaid expenses and other current assets	(39,419)	27,686
Accounts payable	(2,812)	(942)
Accrued expenses and other current liabilities	(6,777)	1,727
Income tax payable	(61,748)	-

Net cash provided by (used in) operating activities	(28,402)	268,195

Cash flows from investing activities:
Repayments (proceeds) from/to Eightco Holdings, Inc.	30,000	(1,344,500)
Purchases of property and equipment	(44,490)	(4,847)
Working capital cash transferred to Buyer	(125,431)	-

Net cash used in investing activities	(139,921)	(1,349,346)

Net decrease in cash and cash equivalents	(168,323)	(1,081,151)
Cash and cash equivalents, beginning of the period	168,323	1,358,806
Cash and cash equivalents, end of the period	$-	$277,655

As a result of this classification, prior period amounts have been reclassified to conform to the current period presentation.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. RESTRUCTURING AND SEVERANCE

Restructuring and severance charges consist of the following for the three and six months ended June 30, 2025 and 2024, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Severance expense	$-	$-	$-	$1,404,038
Rent expense	-	-	-	10,800
Total restructuring and severance	$-	$-	$-	$1,414,838

The changes in the carrying amount of restructuring and severance liabilities for the period from January 1, 2025 through June 30, 2025 consisted of the following:

Balance, January 1, 2025	$3,060,388
Additions and adjustments	-
Payments and adjustments	(51,332)
Balance, June 30, 2025	$3,009,056

6. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

Trade accounts receivable	$1,087,145	$2,440,366
Less: allowance for credit losses	-	(60,000)
Total accounts receivable	1,087,145	2,380,366
Less: accounts receivable – discontinued operations	-	(788,317)
Accounts receivable – continuing operations	$1,087,145	$1,592,049

7. INVENTORIES

Inventories consist of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

Raw materials	$-	$-
Finished goods	6,792,874	8,435,928
Reserve for obsolescence	(500,000)	(500,000)
Total inventories	6,292,874	7,935,928
Less: inventories – discontinued operations	-	(101,577)
Inventories – continuing operations	$6,292,874	$7,834,351

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Other current assets consist of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

Advances for inventory purchases	$701,116	$949,641
Prepaid insurance	-	53,601
Deposits	29,244	72,744
Escrow receivable	250,000	-
Other	20,810	31,286
Total other current assets	1,001,170	1,107,272
Less: other current assets – discontinued operations	-	(105,249)
Other current assets – continuing operations	$1,001,170	$1,002,023

9. LOAN HELD-FOR-INVESTMENT

Loan held-for-investment consist of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

Wattum Management Inc. – 5%, 10/2026	$2,224,252	$2,224,252
Reichard Containers, LLC – 9.75%, 4/2035	2,363,378	-
Total loan held-for-investment	4,587,630	2,224,252
Less: allowance for credit losses	-	-
Other current assets – continuing operations	$4,587,630	$2,224,252

Wattum Management Inc. is a non-controlling member of CW Machines, LLC, previously a related party, when CW Machines was doing business. The Wattum note is secured by assets of Wattum Management, Inc.

Reichard Containers, LLC purchased the assets of Ferguson Containers, Inc. on April 7, 2025. The Reichard note is secured by assets of Reichard Containers, LLC. The Reichard note is due on April 2035 and with monthly payments of $32,693 for principal and interest.

Expected credit losses for loan held for investment are based on management’s assessment of credit risk associated with the loan, including consideration of factors such as the financial condition of the entity, historical payment behavior, and any collateral or guarantees provided. The Company determined it was not necessary to record an allowance for credit losses as of June 30, 2025 and December 31, 2024.

10. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

Building and building improvements	$-	$781,985
Equipment and machinery	-	4,821,936
Furniture and fixtures	8,418	284,877
Vehicles	-	585,854
	8,418	6,474,652
Less: accumulated depreciation	(853)	(5,834,427)
Total property and equipment, net	7,565	640,225
Less: property and equipment, net – discontinued operations	-	(634,773)
Property and equipment, net – continuing operations	$7,565	$5,452

For the three and six months ended June 30, 2025, depreciation expense was $95 and $38,087, respectively. For the three and six months ended June 30, 2024, depreciation expense was $37,992 and $87,481, respectively.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. INTANGIBLE ASSETS, NET

Intangible assets consist of the following at June 30, 2025 and December 31, 2024:

	Useful Lives	June 30, 2025	December 31, 2024

Customer relationships	7 years	$7,100,000	$7,100,000
Developed technology	10 years	9,700,000	9,700,000
Trademarks and tradenames	7 years	2,200,000	2,200,000
		19,000,000	19,000,000
Less: accumulated amortization		(6,321,072)	(5,171,786)
Total intangible assets, net		$12,678,928	$13,828,214

For the three and six months ended June 30, 2025, amortization expense was $574,643 and $1,149,286, respectively. For the three and six months ended June 30, 2024, amortization expense was $574,643 and $1,149,286, respectively.

Amortization expense for the next five years is as follows:

For the years ending December 31,
2025 (excluding the six months ended June 30, 2025)	$1,149,287
2026	2,298,571
2027	2,298,571
2028	2,298,571
2029	1,966,428
Thereafter	2,667,500
$12,678,928

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

Payroll and related benefits	$2,926,377	$3,130,269
Professional fees	58,000	187,378
Accrued interest	2,206,743	936,395
Accrued rent	120,000	120,000
Accrued other taxes	100,000	215,006
Other	408,213	429,991
Total accrued expenses and other current liabilities	5,819,333	5,019,039
Less: accrued expenses and other current liabilities – discontinued operations	-	(31,775)
Accrued expenses and other current liabilities – continuing operations	$5,819,333	$4,987,264
Less: Accrued expenses and other current liabilities – related parties	3,421,050	2,050,684
Accrued expenses and other current liabilities	2,398,283	2,936,580

13. DUE TO AND FROM FORMER PARENT

As of June 30, 2025 and December 31, 2024, the amount due to Vinco consists of net amounts related to management fees and borrowings for working capital and financing needs of Eightco as well as other operating expenses that were paid for on behalf of one to the other. As of June 30, 2025 and December 31, 2024, the net amount due to Former Parent was $222,409 and $480,000, respectively.

14. LINES OF CREDIT

Principal due under the lines of credit was as follows at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

Lines of credit 12% - 18%	$6,955,000	$6,850,000

For the three and six months ended June 30, 2025, interest expense under lines of credit was $246,146 and $493,790, respectively. For the three and six months ended June 30, 2024, interest expense under lines of credit was $162,865 and $313,872, respectively.

The lines of credit are collateralized by the inventory of the Company.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15. LINES OF CREDIT – RELATED PARTIES

Principal due under the lines of credit – related parties was as follows at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

Lines of credit 12% - 18%	$3,425,000	$3,525,000

For the three and six months ended June 30, 2025, interest expense under lines of credit – related parties was $134,887 and $270,812, respectively. For the three and six months ended June 30, 2024, interest expense under lines of credit – related parties was $123,598 and $252,070, respectively.

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

For the three and six months ended June 30, 2024, interest expense under convertible notes payable was $0 and $277,750, of which $0 and $277,750 was related to amortization of the debt discount, respectively.

No convertible notes or related instruments were outstanding as of June 30, 2025 with the Note Investor.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17. CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

The convertible notes payable, related party were issued as part of consideration for the acquisition of Forever 8. The discount was calculated based on the fair value of the instrument as of October 1, 2022. Principal due under the convertible note payable – related parties was as follows at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31,2024

Notes payable, 12%	$21,484,848	$21,771,155
Less: current portion	11,500,000	11,500,000
Notes payable, long-term potion	$9,984,848	$10,271,155
Less: debt discount	250,000	750,000
Notes payable, long-term portion, net	$9,734,848	$9,521,155

For the three and six months ended June 30, 2025, interest expense under convertible notes payable – related parties was $895,784 and $1,799,746, of which $250,000 and $500,000 was related to amortization of the debt discount, respectively. For the three and six months ended June 30, 2024, interest expense under convertible notes payable – related parties was $1,037,162 and $2,108,673, of which $250,000 and $500,000 was related to amortization of the debt discount, respectively. For the three and six months ended June 30, 2024, the Company recognized a capital contribution in additional paid in capital of $0 and $3,006,896 related to the forgiveness of accrued interest.

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

For the three and six months ended June 30, 2025, income tax (benefit) expense was $0 and $(28,793), respectively. For the three and six months ended June 30, 2024, income tax (benefit) expense was $0 and $0, respectively. The Company has sufficient net operating losses to reduce taxable income for future periods. The Company has recorded a full valuation allowance against its deferred tax assets associated with its net operating losses.

There are no unrecognized tax benefits and no accruals for uncertain tax positions.

The Company files U.S. income tax returns and a state income tax return. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2021 and thereafter are subject to examination by the relevant taxing authorities.

As of June 30, 2025, the Company had a net operating loss carryforward for federal income tax purposes of approximately $10,667,381. These carryforwards were generated in 2022 and later, and therefore do not expire, but are subject to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions, and may be utilized to offset up to 80% of taxable income in any future period.

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

Since entering the agreement through June 30, 2025, the Company had sold 692,890 shares of common stock for net proceeds of $2,422,910 under the ATM Agreement. The Company did not sell any shares of common stock for the three and six months ended June 30, 2025.

Common stock issuances during the six months ended June 30, 2025:

On January 21, 2025, the Company issued 485,381 shares of common stock value at $713,511 to satisfy accrued interest to debt holders.

On March 31, 2025, the Company issued 80,000 shares of common stock valued at $143,201 as settlement of a liability associated with prior period services performed by a consultant related to investor relations.

There were no issuances of common stock during the three months ended June 30, 2025.

As of June 30, 2025 and December 31, 2024, the Company had 3,044,744 and 2,479,363 issued and outstanding shares of Common Stock, respectively.

As of June 30, 2025 and December 31, 2024, the Company had 0 issued and outstanding shares of Series A Preferred Stock, respectively.

20. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases certain office space from an entity affiliated through common ownership under an operating lease agreement on a month-to-month basis. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases.

For the three and six months ended June 30, 2025, rent expense was $17,521 and $84,220, respectively. For the three and six months ended June 30, 2024, rent expense was $124,783 and $190,927, respectively. Rental payments are expensed in the statements of comprehensive income in the period to which they relate.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

21. SEGMENTING REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. On April 7, 2025, the Company sold the assets of the Corrugated Packaging Business segment and as a result the Company will only have a single operating segment. The Company’s chief operating decision maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

Segment information is presented based upon the Company’s management organization structure as of June 30, 2025 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

21. SEGMENTING REPORTING (continued)

Segment information available with respect to these reportable business segments for the three and six months ended June 30, 2025 and 2024 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Inventory Management Solutions	$7,578,646	$5,283,593	$17,492,633	$13,242,290
Corrugated	-	1,661,123	1,773,929	3,394,543
Total segment and consolidated revenues	$7,578,646	$7,017,013	$19,266,562	$16,636,833

Cost of revenues:
Inventory Management Solutions	$6,333,350	$3,959,810	$15,434,078	$10,529,497
Corrugated	-	1,279,392	1,276,685	2,443,763
Total segment and consolidated cost of revenues	$6,333,350	$5,239,202	$16,710,763	$12,973,260

Gross profit:
Inventory Management Solutions	$1,245,296	$1,323,783	$2,058,555	$2,712,793
Corrugated	-	454,028	497,244	950,780
Total segment and consolidated gross profit	$1,245,296	$1,777,811	$2,555,799	$3,663,573

Income (loss) from operations:
Inventory Management Solutions	$(710,710)	$(834,958)	$(1,600,823)	$(1,629,011)
Corrugated	-	114,755	104,231	277,491
Corporate	(495,826)	(963,207)	(1,021,879)	(3,322,925)
Total segment and consolidated loss from operations	$(1,206,536)	$(1,683,410)	$(2,518,471)	$(4,674,445)

Depreciation and amortization:
Inventory Management Solutions	$574,644	$662,597	$1,149,286	$1,218,896
Corrugated	-	37,992	37,992	87,489
Total segment and consolidated depreciation and amortization	$574,644	$700,589	$1,187,278	$1,306,385

Revenues by geography:
North America	$926,130	$3,555,050	$3,679,843	$6,668,172
Europe	6,652,516	3,661,963	15,586,719	9,968,661
Total geography and consolidated revenues	$7,578,646	$7,017,013	$19,266,562	$16,636,833

Segment capital expenditures:
Inventory Management Solutions	$-	$-	$-	$-
Corrugated	-	4,847	4,847	4,847
Corporate	944	944	944	944
Total segment and consolidated capital expenditures	$5,791	$5,791	$5,791	$5,791

Segment total assets:
Inventory Management Solutions	$43,521,257	$43,865,557	$43,521,257	$43,865,557
Corrugated	-	1,908,065	-	1,908,065
Corporate	5,154,895	2,592,063	5,154,895	2,592,063
Total segment and consolidated assets	$48,676,152	$48,365,685	$48,676,152	$48,365,685

22. SUBSEQUENT EVENTS

On July 2, 2025, subsequent to the end of the reporting period, the U.S. Congress enacted the Taxpayer Fairness and Growth Act of 2025, which includes significant amendments to the Internal Revenue Code. Key provisions include:

●	Limitations on the deductibility of certain interest and R&D expenses;

●	Modifications to the the foreign-derived intangible income (“FDII “) and global intangible low-taxed income (“GILTI”) regimes.

The Company is currently evaluating the impact of the legislation on its consolidated financial statements, including deferred tax assets and liabilities. Because the enactment occurred after the end of the reporting period and before issuance of these financial statements, the effects have not been recognized in the accompanying condensed consolidated financial statements as of and for the period ended June 30, 2025, consistent with ASC 740 and ASC 855. The Company expects the corporate rate reduction to have a favorable impact on its effective tax rate beginning in fiscal 2026. However, remeasurement of deferred tax balances and the application of new limitations may result in non-cash tax charges in future periods. The Company will continue evaluating the impact and recognize any required adjustments in the period of enactment.

On August 5, 2025, the Company, entered into a Forfeiture and Release Agreement with Ridgewood LLC. Pursuant to the agreement, Ridgewood irrevocably forfeited and relinquished all of its rights, title, and interest in the following instruments:

●	Certificate No. 6 representing 122,397 Preferred Units in Forever 8 Fund, LLC which were cancelled previously; and

●	A Convertible Promissory Note dated October 1, 2022, originally issued by the Company in favor of Ridgewood, with a original principal amount of $480,845 since reduced to a principal amount of $371,364.

As a result of the agreement, Ridgewood has no further rights or claims to payments, distributions, conversions, liquidation preferences, or redemptions under the Preferred Units or the Convertible Note. The agreement also provides that Ridgewood has no current or future obligations or liabilities to Eightco Holdings Inc. or Forever 8 Fund, LLC related to the forfeited instruments.

The Company is currently evaluating the accounting implications of the forfeiture, including any potential gain recognition or reversal of previously recorded liabilities, which will be reflected in the financial statements in the period in which the assessment is completed. The Company expected to recognize a gain of approximately $400,000 related to forfeiture of principal and interest.

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

Overview

As used herein, “Eightco” and the “Company” refer to Eightco Holdings Inc. and subsidiaries and/or where applicable, its management, a Delaware corporation originally incorporated on September 21, 2021 (date of inception) under the laws of the State of Nevada. On March 9, 2022, the Company converted to a Delaware corporation pursuant to a plan of conversion entered into with the Former Parent. On April 4, 2023, the Company changed its name to Eightco Holdings Inc. from Cryptyde, Inc. and its stock symbol to “OCTO.” The Company is comprised of three main businesses, Forever 8 Inventory Cash Flow Solution, our Web3 Business, which includes the sale of BTC mining hardware, and our Packaging Business. Our Inventory Solution Business, Forever 8 Fund, LLC, a Delaware limited liability company focused on purchasing inventory for e-commerce retailers, which we acquired on October 1, 2022 (“Forever 8”). We no longer intend to generate revenue from our Web 3 Business. Additionally, on April 7, 2025, we sold the assets that comprised the Packaging Business and we no longer intend to generate revenue from such business

On June 29, 2022, the Company separated from its former parent company, Vinco Ventures Inc. (“Vinco”). As previously announced, we concluded a spin-off from Vinco (the “Separation”) and continue operating our Web3 Business, our BTC Mining Hardware Business and our Packaging Business. The Separation occurred concurrently with the distribution (the “Distribution”) of our common stock to stockholders of Vinco as of May 18, 2022 (the “Record Date”) at a ratio of one share of our common stock for every ten shares of Vinco common stock held by the Vinco stockholders. Following the Separation, we are an independent, publicly traded company, and Vinco retains no ownership interest in our Company.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no changes to our critical accounting policies during the three and six months ended June 30, 2025. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, as well as in our consolidated financial statements and the footnotes thereto, included in the Annual Report on Form 10-K.

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

Gain on Divestiture

Gain on divestiture includes the gain recognized related to the sale of the assets of Ferguson Containers, Inc.

Gain on Extinguishment of Liabilities

Gain on extinguishment of liabilities includes the gain recognized related to the write-down of liabilities due to settlements.

Other Income

Other income includes the interest income received from the Wattum Note and Reichard Containers Note.

Results of Operations

Three Months Ended June 30, 2025 versus Three Months Ended June 30, 2024

The following table sets forth information comparing the components of net (loss) income from continuing operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Period over Period Change
	2025	2024	$	%

Revenues, net	$7,578,646	$5,283,593	$2,295,053	43.44%
Cost of revenues	6,333,350	3,959,810	2,373,540	59.94%
Gross profit	1,245,296	1,323,783	(78,487)	-5.93%

Operating expenses:
Selling, general and administrative	2,451,832	2,191,948	259,884	11.86%
Restructuring and severance	-	-	-	0.00%
Operating loss	(1,206,536)	(868,165)	(338,371)	38.98%

Other (expense) income:
Interest income (expense)	(1,276,726)	(1,323,594)	46,868	-3.54%
Gain on divestiture	1,231,774	-	1,231,774	100.00%
Gain on extinguishment of liabilities	-	6,497,193	(6,497,193)	-100.00%
Other income	81,969	28,137	53,832	191.32%
Total other income (expense), net	37,017	5,201,736	(5,164,719)	-99.29%
Income (loss) before income taxes	(1,169,519)	4,333,571	(5,503,090)	-126.99%
Income tax expense (benefit)	-	-	-	0.00%
Net income (loss) from continuing operations	(1,169,519)	4,333,571	(5,503,090)	-126.99%
Net income (loss) from discontinued operations	-	115,321	(115,321)	-100.00%
Net income (loss)	$(1,169,519)	$4,448,892	$(5,618,411)	$-126.29%

Revenue

For the three months ended June 30, 2025, revenues increased by $2,295,053 or 43.44%, as compared to the three months ended June 30, 2024. The increase was attributable to increased demand from our customers due to increased sales to end users.

Cost of Revenues

For the three months ended June 30, 2025, cost of revenues increased by $2,373,540 or 59.94%, as compared to the three months ended June 30, 2024. The increase was largely attributable to the increase in revenues as well as the mix of products sold being lower margin.

Gross Profit

For the three months ended June 30, 2025, gross profit decreased by $78,487 or 5.93%, as compared to the three months ended June 30, 2024. The decrease was largely attributable to lower margin product sales.

Operating Expenses

Selling, general and administrative expenses were $2,451,832 and $2,191,948 for the three months ended June 30, 2025 and 2024, respectively, representing an increase of $259,884, or 11.86%. The increase was largely attributable to an increase in selling costs related to increased revenues.

Interest Expense

Interest expense was $1,276,726, for the three months ended June 30, 2025, versus $1,323,594 for the three months ended June 30, 2024. The decrease in interest expense was largely attributable to lower average borrowings under the lines of credit.

Gain on extinguishment of liabilities

Gain on extinguishment of liabilities was $0 for the six months ended June 30, 2025 versus $6,497,193 for the six months ended June 30, 2024.

Income tax expense

Income tax (benefit) expense was $0 and $0 for the three months ended June 30, 2025 and 2024, respectively. The Company has significant net operating loss carryforwards and is able to apply for R&D credits.

Net income (loss)

Net income (loss) was $(1,169,519) for the three months ended June 30, 2025, versus $4,448,892 for the three months ended June 30, 2024. The decrease in net income was largely attributable the Company’s prior recognition of the gain on extinguishment of liabilities.

Six Months Ended June 30, 2024 versus Six Months Ended June 30, 2023

The following table sets forth information comparing the components of net (loss) income for the six months ended June 30, 2025 and 2024:

	Six months Ended June 30,		Period over Period Change
	2025	2024	$	%

Revenues, net	$17,492,633	$13,242,290	$4,250,343	32.10%
Cost of revenues	15,434,078	10,529,497	4,904,581	46.58%
Gross profit	2,058,555	2,712,793	(654,238)	-24.12%

Operating expenses:
Selling, general and administrative	4,681,257	5,319,891	(638,634)	-12.00%
Restructuring and severance	-	1,414,838	(1,414,838)	-100.00%
Impairment	-	-	-	0.00%
Total operating expenses	4,681,257	6,734,729	(2,053,472)	-30.49%
Operating (loss) income	(2,622,702)	(4,021,936)	1,399,234	-34.79%

Other (expense) income:
Interest (expense)	(2,565,530)	(2,522,365)	(43,165)	1.71%
Gain on divestiture	1,231,774	-	1,231,774	100.00%
Gain on extinguishment of liabilities	-	6,497,193	(6,497,193)	-100.00%
Gain on forgiveness of earnout	-	6,100,000	(6,100,000)	-100.00%
Other income	103,867	54,814	49,053	89.49%
Total other income (expense), net	1,229,889	10,129,642	(8,899,753)	-87.86%
Income (loss) before income taxes	(3,852,591)	6,107,706	(9,960,297)	-163.08%
Income tax expense (benefit)	(28,793)	-	(28,793)	-100.00%
Net income (loss) from continuing operations	(3,823,798)	6,107,706	(9,931,504)	-162.61%
Net income (loss) from discontinued operations	105,553	282,149	(176,596)	-62.49%
Net income (loss)	$(3,718,245)	$6,389,855	$(10,108,100)	$-158.19%

Revenue

For the six months ended June 30, 2025, revenues increased by $4,250,343 or 32.10%, as compared to the six months ended June 30, 2024. The increase was attributable to increased demand from our customers due to increased sales to end users.

Cost of Revenues

For the six months ended June 30, 2025, cost of revenues increased by $4,904,581 or 46.58%, as compared to the six months ended June 30, 2024. The increase was largely attributable to the increase in revenues as well as the mix of products sold being lower margin.

Gross Profit

For the six months ended June 30, 2025, gross profit decreased by $654,238 or 24.12%, as compared to the six months ended June 30, 2024. The decrease was largely attributable to lower margin product sales.

Operating Expenses

Selling, general and administrative expenses were $4,581,257 and $5,319,891 for the six months ended June 30, 2025 and 2024, respectively, representing a decrease of $738,634, or 12.00%. The decrease was largely attributable to decreases in professional fees.

Restructuring and severance

Selling, general and administrative expenses were $0 and $1,414,838 for the six months ended June 30, 2025 and 2024, respectively, representing an decrease of $1,414,838, or 100.00%. The decrease was attributable to executing on the restructuring plan and reducing costs within the business.

Interest Expense

Interest expense was $2,565,530, for the six months ended June 30, 2025, versus $2,522,365 for the six months ended June 30, 2024. The increase in interest expense was largely attributable to higher average borrowings under the lines of credit.

Gain on forgiveness of earnout

Gain on forgiveness of earnout was $0 for the six months ended June 30, 2025 versus $6,100,000 for the six months ended June 30, 2024. The full amount of the earnout rights were forgiven in 2024.

Gain on extinguishment of liabilities

Gain on extinguishment of liabilities was $0 for the six months ended June 30, 2025 versus $6,497,193 for the six months ended June 30, 2024.

Income tax expense

Income tax (benefit) expense was $(28,793) and $0 for the six months ended June 30, 2025 and 2024, respectively. The Company has significant net operating loss carryforwards and is able to apply for R&D credits.

Net income (loss)

Net income (loss) was $(3,718,245) for the six months ended June 30, 2025, versus $6,389,855 for the six months ended June 30, 2024. The decrease in net income was largely attributable the Company’s prior recognition of the gain on extinguishment of liabilities and gain on forgiveness of earnout.

Liquidity and Capital Resources

As reflected in the accompany financial statements for the six months ended June 30, 2025, the Company had net loss of $3.6 million and as of June 30, 2025, had stockholders’ equity of $8.6 million and approximately $0.7 million in cash and cash equivalents as compared to $0.2 million at December 31, 2024. The Company expects that its current cash and cash equivalents are not sufficient to support its projected operating requirements for at least the next 12 months from this date. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

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

Cash Flows

Since inception, Eightco and its subsidiaries have primarily used its available cash to fund its operations. The following table sets forth a summary of cash flows for the periods presented:

	For the Six Months Ended June 30,
	2025	2024
Cash (used in) provided by:
Operating Activities	$340,614	$(1,163,566)
Investing Activities	397,759	(5,881)
Financing Activities	(281,308)	(3,715,313)
Net increase (decrease) in cash and restricted cash	$457,065	$(4,884,760)

Cash Flows for the Six Months Ended June 30, 2025 and 2024

Operating Activities

Net cash provided by operating activities was 340,614 during the six months ended June 30, 2025, which consisted primarily of depreciation and amortization of $1,187,373, amortization of debt issuance costs of $500,000, and changes in assets and liabilities of $3,426,059 offset by a net loss of $3,718,245 and gain on divestiture of $1,231,774.

Net cash (used in) operating activities was ($1,163,566) during the six months ended June 30, 2024, which consisted primarily of gain on extinguishment of liabilities of $6,497,193 and gain on forgiveness of earnout of $6,100,000 offset largely by net income of $6,389,855, depreciation and amortization of $1,218,430, amortization of debt issuance costs of $837,750, and changes in assets and liabilities of $3,566,551.

Investing Activities

Net cash provided by investing activities was $397,759 during the six months ended June 30, 2025 compared to $(5,881) for the six months ended June 30, 2024. The increase in net cash provided by investing activities is largely attributable to the sale of the assets of the assets of the Corrugated Business.

Financing Activities

Net cash used in financing activities was $(281,308) during the six months ended June 30, 2025 compared to $($3,715,313) for the six months ended June 30, 2024. This decrease was largely attributable to less repayments of debt instruments most notably the convertible notes payable in the amount of $4,915,000 paid in early 2024.

The Company did not have any off-balance sheet arrangements as of June 30, 2025.

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

Management has concluded that the material weakness described above currently exists as of June 30, 2025. The Company plans to engage with outside consultants to strengthen its capabilities and help the Company in the design and assessment of its internal controls over financial reporting to further reduce and remediate existing control deficiencies during 2025.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2025, there were no changes in our internal control over financial reporting that materially affected our internal control over financial reporting as of June 30, 2025.

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

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

Date: August 19, 2025

EIGHTCO HOLDINGS INC.

By:	/s/ Kevin O’Donnell
Name:	Kevin O’Donnell
Title:	Interim Chief Executive Officer

EIGHTCO HOLDINGS INC.

By:	/s/ Brett Vroman
Name:	Brett Vroman
Title:	Chief Financial Officer

