Form 10-Q
period 2025-09-30
Eightco Holdings Inc.
filed 2025-11-14
CIK 1892492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-41033

EIGHTCO HOLDINGS INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-2755739
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

101 Larry Holmes Drive, Suite 313
Easton, Pennsylvania	18042
(Address of Principal Executive Offices)	(Zip Code)

(888) 765-8933

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ORBS	The Nasdaq Stock Market LLC

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

☐ Yes ☒ No

As of November 14, 2025, there were 197,831,615 shares of the registrant’s common stock outstanding.

EIGHTCO HOLDINGS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2025 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, our ability to raise capital, our operational and strategic initiatives or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

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

PART I - FINANCIAL INFORMATION

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$23,712,463	$239,187
Digital assets, at fair value	286,660,287	-
Accounts receivable, net	254,805	1,592,049
Inventories, net	5,344,428	7,834,351
Prepaid expenses and other current assets	569,962	1,002,023
Current assets of discontinued operations held for sale	-	1,798,239
Total current assets	316,541,945	12,465,849
Property and equipment, net	5,172	5,452
Intangible assets, net	12,104,284	13,828,214
Goodwill	22,324,588	22,324,588
Loan held-for-investment	4,551,768	2,224,252
Total assets	$355,527,757	$50,848,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,076,893	$2,061,265
Accounts payable – related parties	220,000	300,000
Accrued expenses and other current liabilities	2,292,834	2,936,580
Accrued expenses and other current liabilities – related parties	1,531,805	2,050,684
Convertible notes payable – related parties, net	-	11,500,000
Line of credit	6,855,000	6,850,000
Line of credit – related parties	3,575,000	3,525,000
Due to Former Parent	222,409	480,000
Current liabilities of discontinued operations held for sale	-	107,731
Total current liabilities	16,773,941	29,811,260

Convertible notes payable – related parties, net of debt discount of $0 and $750,000, respectively	-	9,521,155

Total liabilities	$16,773,941	$39,332,415

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and 0 shares outstanding at September 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized and 187,260,971 and 2,479,363 shares outstanding at September 30, 2025 and December 31, 2024, respectively	$187,261	$2,479
Additional paid-in capital	480,198,162	124,129,543
Accumulated deficit	(142,132,511)	(112,570,049)
Foreign currency translation	915,418	368,481
Total stockholders’ attributable to Eightco Holdings Inc.	339,168,330	11,930,454
Non-controlling interest	(414,514)	(414,514)
Total stockholders’ equity	338,753,816	11,515,940
Total liabilities and stockholders’ equity	$355,527,757	$50,848,355

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues, net	$5,300,527	$6,056,046	$22,793,160	$19,298,336
Cost of revenues	5,496,377	4,451,185	20,930,455	14,980,682
Gross profit	(195,850)	1,604,861	1,862,705	4,317,654

Operating expenses:
Selling, general and administrative expenses	6,002,208	3,364,793	10,683,465	9,614,684
Restructuring and severance	-	-	-	1,414,838
Total operating expenses	6,002,208	3,364,793	10,683,465	11,029,522
Operating loss	(6,198,058)	(1,759,932)	(8,820,760)	(6,711,868)

Non-operating income (expense):
Interest income (expense), net	(1,095,133)	(1,525,274)	(3,660,662)	(4,047,639)
Gain on divestiture	-	-	1,231,774	-
Gain on forgiveness of earnout	-	-	-	6,100,000
Gain on extinguishment of liabilities	-	-	-	7,427,193
Change in fair value of digital assets	(18,639,017)		(18,639,017)	-
Other income	87,990	22,830	191,858	77,644
Total non-operating income (expense)	(19,646,160)	(1,502,444)	(20,876,047)	9,557,198

Net income (loss) before income tax expense	(25,844,218)	(3,262,376)	(29,696,807)	2,845,330

Income tax expense (benefit)	-	-	(28,793)	-

Net income (loss) from continuing operations	$(25,844,218)	$(3,262,376)	(29,668,014)	2,845,330
Net income from discontinued operations	-	85,003	105,553	367,152
Net income (loss)	(25,844,218)	$(3,177,373)	(29,562,461)	3,212,482
Net loss attributable to non-controlling interest	-	-	-	(12)
Net income (loss) attributable to Eightco, Inc.	(25,844,218)	(3,177,373)	(29,562,461)	3,212,494
Net income (loss) per share:
Net income (loss) per share – basic	$(0.58)	$(1.77)	$(1.75)	$2.12
Net income (loss) per share – diluted	$(0.58)	$(1.77)	$(1.75)	$1.79
Weight average number of common shares outstanding – basic	44,729,967	1,799,368	16,906,836	1,515,440
Weight average number of common shares outstanding – diluted	44,729,967	1,799,368	16,906,836	1,795,257

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Net income (loss)	$(25,844,218)	$(3,177,373)	$(29,562,461)	$3,212,482
Foreign currency translation – unrealized gain (loss)	(6,452)	157,465	546,937	(25,349)
Comprehensive income (loss)	$(25,850,670)	$(3,019,908)	$(29,015,524)	$3,187,133

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid in	Non controlling	Retained Earnings (Accumulated)	Accumulated Other
	Shares	Amount	Capital	Interest	Deficit	Income	Total

Balances, January 1, 2024	941,284	$941	$108,620,943	$(414,502)	$(113,278,588)	$723,303	$(4,347,903)
Issuance of common stock - investors	173,171	173	709,827	-	-	-	710,000
Issuance of common stock - conversions	24,195	24	99,175	-	-	-	99,199
Issuance of common stock – settlement of cash warrants	50,434	50	206,729	-	-	-	206,779
Issuance of common stock to noteholders	294,633	295	1,207,705	-	-	-	1,208,000
Issuance of common stock to board of directors and former employees	77,966	78	262,838	-	-	-	262,916
Issuance of common stock to consultants	145,779	146	492,547	-	-	-	492,693
Forgiveness of interest – related parties	-	-	3,006,896	-	-	-	3,006,896
Share-based compensation expense	-	-	33,938	-	-	-	33,938
Foreign currency translation	-	-	-	-	-	(177,477)	(177,477)
Net income for the three months ended March 31, 2024	-	-	-	(12)	1,940,975	-	1,940,963
Balances, March 31, 2024	1,707,462	$1,707	$114,640,598	$(414,514)	$(111,337,613)	$545,826	$3,436,004
Issuance of common stock - investors	200	0	455	-	-	-	455
Issuance of common stock - conversions	-	-	-	-	-	-	-
Issuance of common stock to board of directors and former employees	32,835	33	108,506	-	-	-	108,539
Issuance of common stock to consultants	10,000	10	39,990	-	-	-	40,000
Forgiveness of interest – related parties	-	-	5,400,000	-	-	-	5,400,000
Share-based compensation expense	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	(5,337)	(5,337)
Net income for the three months ended June 30, 2024	-	-	-	-	4,448,892	-	4,448,892
Balances, June 30, 2024	1,750,497	$1,750	$120,189,549	$(414,514)	$(106,888,721)	$540,489	$13,428,553
Issuance of common stock - investors	625,366	627	2,206,851	-	-	-	2,207,478
Share-based compensation expense	-	-	19,333	-	-	-	19,333
Foreign currency translation	-	-	-	-	-	157,465	157,465
Net income for the three months ended September 30, 2024	-	-	-	-	(3,177,373)	-	(3,177,373)
Balances, September 30, 2024	2,375,863	$2,377	$122,415,733	$(414,514)	$(110,066,094)	$697,954	$12,635,456

Balances, January 1, 2025	2,479,363	$2,479	$124,129,543	$(414,514)	$(112,570,049)	$368,481	$11,515,940
Issuance of common stock to note holders – interest	485,381	485	(485)	-	-	-	-
Issuance of common stock to vendors for settlement of liabilities	80,000	81	143,120	-	-	-	143,201
Foreign currency translation	-	-	-	-	-	185,170	185,170
Net loss for the three months ended March 31, 2025	-	-	-	-	(2,548,725)	-	(2,548,725)
Balances, March 31, 2025	3,044,744	$3,045	$124,272,178	$(414,514)	$(115,118,774)	$553,651	$9,295,586

Foreign currency translation	-	-	-	-	-	368,219	368,219
Net loss for the three months ended June 30, 2025	-	-	-	-	(1,169,519)	-	(1,169,519)

Balances, June 30, 2025	3,044,744	$3,045	$124,272,178	$(414,514)	$(116,288,293)	$921,870	$8,494,286

Issuance of common stock - PIPE	178,284,653	178,285	250,996,120	-	-	-	251,174,405
Issuance of common stock - ATM	4,985,974	4,986	68,939,344	-	-	-	68,944,330
Issuance of common stock – conversions	800,000	800	1,167,200	-	-	-	1,168,000
Issuance of common stock - warrant exercises	145,600	145	36,255	-	-	-	36,400
Proceeds from prefunded warrants	-	-	9,697,761	-	-	-	9,697,761
Forgiveness of debt/interest – related parties			22,789,599				22,789,599
Share-based compensation expense	-	-	2,299,705	-	-	-	2,299,705
Foreign currency translation	-	-	-	-	-	(6,452)	(6,452)
Net loss for the three months ended September 30, 2025	-	-	-	-	(25,844,218)	-	(25,844,218)

Balances, September 30, 2025	187,260,971	$187,261	$480,198,162	$(414,514)	$(142,132,511)	$915,418	$338,753,816

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Cash flows from operating activities:
Net income (loss)	$(29,562,461)	$3,212,482
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,764,410	1,831,064
Amortization of debt issuance costs	750,000	1,087,750
Amortization of prepaid share-based compensation	34,000	426,251
Share-based compensation	2,442,906	53,270
Gain on sale of assets	(1,231,774)	-
Gain on extinguishment of liabilities	-	(7,427,193)
Gain on forgiveness of earnout	-	(6,100,000)
Change in fair value of digital assets	18,639,017	-
Changes in assets and liabilities, net of divestiture:
Accounts receivable	1,337,244	(789,701)
Inventories	3,036,860	2,394,828
Prepaid expenses and other current assets	648,061	(7,945)
Accounts payable	30,628	438,183
Accrued expenses and other current liabilities	960,916	3,797,715
Discontinued operations	(129,055)	(2,569)

Net cash used in operating activities	(1,279,248)	(1,085,865)

Cash flows from investing activities:
Purchases of property and equipment – continuing operations	(2,208)	(1,222)
Purchases of digital assets	(305,299,304)	-
Purchases of property and equipment – discontinued operations	(44,490)	(46,463)
Proceeds from sale of assets of Ferguson Containers, Inc.	307,835	-
Repayments under loan held-for-investment	172,484	-

Net cash used in investing activities	(304,865,683)	(47,685)

Cash flows from financing activities:
Net borrowings under lines of credit	55,000	375,000
Net proceeds from issuance of common stock	329,852,895	2,917,934
Repayments under convertible notes payable – related parties	(289,688)	(85,768)
Repayments under convertible notes payable	-	(4,915,000)

Net cash provided by (used in) financing activities	329,618,207	(1,707,834)

Net increase (decrease) in cash and cash equivalents	23,473,276	(2,841,384)
Cash and cash equivalents, beginning of the year	239,187	5,247,836
Cash and cash equivalents, end of the period	$23,712,463	$2,406,452

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,103,711	$843,101
Cash paid for income taxes	$-	$-
Issuance of common stock to line of credit holders	$-	$60,000
Issuance of common stock to vendors for future services	$-	$480,250
Issuance of common stock to employees and directors for settlement of liabilities	$-	$318,205
Issuance of common stock to vendors for settlement of liabilities	$-	$105,693
Issuance of common stock to noteholders for settlement of accrued interest	$-	$1,148,000
Issuance of common stock to noteholders for settlement of cash warrant liabilities	$-	$206,779
Forgiveness of debt and interest – related parties	$22,789,599	$8,406,896
Convertible shares under notes payable	$1,168,000	$99,199
Deconsolidation of assets of Corrugated Business:
Cash and cash equivalents	$125,431	$-
Accounts receivable	$771,162	$-
Inventory	$179,923	$-
Prepaid expenses and other current assets	$144,668	$-
Property and equipment	$641,271	$-
Accounts payable	$168	$-
Accrued expenses and other current liabilities	$36,226	$-

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As used herein, “Eightco,” “we,” “us,” “our,” and the “Company” refer to Eightco Holdings Inc., a Delaware corporation, and its consolidated subsidiaries. The Company was originally incorporated on September 21, 2021 under the laws of the State of Nevada and converted to a Delaware corporation on March 9, 2022 pursuant to a plan of conversion with its former parent, Vinco Ventures, Inc. (“Vinco” or the “Former Parent”).

Operating Structure and Recent Changes

Historically, the Company operated multiple business lines, including:

●	Forever 8 Inventory Cash Flow Solutions (“Forever 8”)
●	Corrugated Packaging Business, operated through Ferguson Containers, Inc.
●	Web3 operations, including BTC mining hardware sales and NFT development

The Company has since exited its non-core operations. Forever 8 now represents the Company’s sole operating business.

Forever 8, acquired on October 1, 2022, provides inventory funding and purchasing services to e-commerce retailers and remains the Company’s core operating platform.

On April 7, 2025, the Company completed the sale of the assets comprising its Corrugated Packaging Business. All operations related to this business ceased as of that date. The Company previously completed its wind-down of Web3 and BTC mining hardware sales activities and does not intend to resume revenue-generating operations in that area.

Adoption of Digital Asset Treasury Strategy

On September 8, 2025, the Company’s Board of Directors approved a Digital Asset Treasury (“DAT”) Strategy under which the Company deploys a portion of its excess liquidity, operating cash flows, and capital from financing activities into digital assets as part of its long-term capital allocation framework.

Under this strategy, the Company holds various digital assets, including Worldcoin (WLD and WCWLD), Ethereum (ETH), and USD denominated stablecoins for treasury, liquidity management, and strategic investment purposes. The Company does not currently generate revenue from its digital asset holdings. Digital assets are custodied with institutional third-party providers, including Kraken, Coinbase, and FalconX.

The Company adopted ASU 2023-08 effective January 1, 2025. Eligible digital assets are measured at fair value with changes recognized in net income.

Corporate Organization

As of September 30, 2025, Eightco had the following wholly-owned subsidiaries:

●	Forever 8 Fund LLC
●	Ferguson Containers, Inc. (inactive following divestiture)
●	BlockHiro, LLC
●	Orb Subsidiary One, LLC, formed in September 2025

Forever 8’s wholly owned foreign subsidiaries:

●	Forever 8 UK, Ltd.
●	Forever 8 Fund EU Holdings BV

In addition, the Company owns 51% of CW Machines, LLC, which continues to be consolidated under the voting interest entity model. Under that model, control is presumed based on majority voting interests unless noncontrolling shareholders possess substantive participating rights.

Separation from Former Parent

On June 30, 2022, the Company completed its previously announced separation from Vinco (the “Separation”). Prior to the Separation, Vinco contributed the assets and legal entities comprising the Company’s historical businesses to Eightco. Following the Separation, the Company became an independent, publicly traded company.

Common Control Transactions

On March 29, 2022, the Former Parent transferred ownership of Ferguson Containers to the Company in a transaction between entities under common control. As a result, the consolidated financial statements reflect Ferguson Containers and other contributed entities as if they had been owned by the Company for all periods presented. Assets and liabilities were recorded at historical carrying values, and equity reflects the equity of Eightco.

Basis of Presentation.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2025 may not be indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2024 included in the Annual Report.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act, enacted on April 5, 2012 and has elected to comply with certain reduced public company reporting requirements.

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

Cash and Cash Equivalents. The Company considers all highly liquid, short-term investments with original maturities of nine months or less when purchased to be cash equivalents.

Digital Assets. Digital assets primarily consist of cryptocurrencies and other crypto-tokens held for treasury, investment, or operational purposes. Effective January 1, 2025, the Company adopted ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60). Under this guidance, eligible crypto assets are measured at fair value at each reporting date, with changes in fair value recognized in net income in the period in which they occur. Upon adoption, historical impairment-only accounting ceased. Digital assets are presented on the face of the condensed consolidated balance sheets as “Digital assets, at fair value.” Assets expected to be converted into cash or otherwise used to fund operations within twelve months are classified as current assets; all other digital assets are classified as noncurrent assets. The Company determines fair value using quoted prices in its principal market at the measurement time. Digital assets with quoted prices in active markets are classified as Level 1 in the fair value hierarchy. When observable market inputs other than quoted prices are used (such as certain wrapped tokens, restricted tokens, or stablecoins whose value is not derived solely from exchange-traded prices), such assets are classified as Level 2. The Company did not classify any digital assets as Level 3 during the periods presented. Realized and unrealized gains and losses from changes in the fair value of digital assets are recorded within “(Loss) income from change in fair value of digital assets” in the condensed consolidated statements of operations. Realized gains and losses on disposals are determined using the specific identification method. Digital assets are held with third-party custodians and institutional trading counterparties. These arrangements expose the Company to counterparty, concentration, and safeguarding risks, including technological, operational, and cyber-security risks. The Company does not hold digital assets on behalf of third parties and therefore does not apply the guidance in SAB 121. As of the periods presented, the Company does not stake, lend, or pledge its digital assets, and there are no digital-asset collateral or borrowing arrangements outstanding.

Accounts Receivable. Accounts receivable are carried at their contractual amounts, less an estimated allowance for credit losses. Management estimates the allowance for credit losses using a loss-rate approach based on historical loss information, adjusted for management’s expectations about current and future economic conditions, as the basis to determine expected credit losses. Management exercises significant judgment in determining expected credit losses. Key inputs include macroeconomic factors, industry trends, the creditworthiness of counterparties, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Management believes that the composition of receivables at year-end is consistent with historical conditions as credit terms and practices and the client base has not changed significantly. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted. The allowance for credit losses was $0 and $60,000 as of September 30, 2025 and December 31, 2024. For the three and nine months ended September 30, 2025 the Company had a write-down of accounts receivable of $680,000 and $680,000, respectively.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets and Long-lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of its long-lived assets using undiscounted cash flows. If an asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. We record intangible assets based on their fair value on the date of acquisition. Intangible assets include the cost of developed technology, customer relationships, trademarks and tradenames. Intangible assets are amortized utilizing the straight-line method over their remaining economic useful lives, as follows: 10 years for developed technology, 7 years for customer relationships and 7 years for trademarks and tradenames. The Company reviews long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to an asset, an impairment loss equal to the remaining carrying value of the asset is recorded. The Company did not record any impairment charges related to intangibles assets or long-lived assets during the three and nine months ended September 30, 2025 and 2024, respectively.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for fulfilling those performance obligations. Revenue for product sales is recognized upon receipt by the customer. There are no contract assets or contract liabilities and therefore no unsatisfied performance obligations. One customer represented 90% and 86% of total revenues for the three and nine months ended September 30, 2025, respectively.

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

Comprehensive income. The Company follows Accounting Standards Codification (“ASC”) 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. For the three and nine months ended September 30, 2025, the Company recognized other comprehensive gain (loss) for foreign currency translation of $(6,452) and $546,937, respectively. For the three and nine months ended September 30, 2024, the Company recognized other comprehensive gain (loss) for foreign currency translation of $157,465 and $(25,349), respectively.

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

For the three months ended September 30, 2025, approximately 86% of consolidated revenues were derived from customers located in Europe and denominated primarily in Euros. As a result, the Company is exposed to a concentration of foreign currency risk, and significant fluctuations in the EUR or GBP relative to the USD could materially impact reported revenues and results of operations.

Exchange rates used for the translations are as follows:

	September 30, 2025	December 31, 2024
Spot
USD to EUR	$0.8547	$0.9615
USD to GBP	$0.7463	$0.8000

	September 30, 2025	September 30, 2024
Average
USD to EUR	$0.8920	$0.9212
USD to GBP	$0.7582	$0.7881

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

For the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025, the Company had net losses and therefore excluded the dilutive effect of certain securities in its diluted EPS calculation. For the nine months ended September 30, 2024, the Company had net income and therefore included the dilutive effect of certain securities in its diluted EPS calculation.

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating the basic and diluted net income (loss) per share for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Weighted average shares outstanding – basic	44,729,967	1,799,368	16,906,836	1,515,440
Warrants for noteholders and placement agents	-	-	-	44,217
Warrants for equity investors	-	-	-	145,600
Other shares to be issued	-	-	-	90,000
Weighted average shares outstanding – diluted	44,729,967	$1,799,368	$16,906,836	$1,795,257

For the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Warrants for placement agents	3,855,822	44,217	3,855,822	-
Strategic advisor warrants	9,917,844	-	9,917,844	-
Restricted stock awards	4,280,822	-	4,280,822	-
Options	856,164	-	856,164	-
Warrants for equity investors	6,646,855	145,600	6,646,855	-
Other shares to be issued	-	90,000	-	-
Total common stock equivalents	25,557,507	279,817	25,557,507	-

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

Income Taxes. The Company accounts for income taxes under the provisions of the FASB ASC Topic 740 “Income Taxes” (“ASC Topic 740”). The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of September 30, 2025. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of comprehensive income. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

Effective January 1, 2025, the Company adopted ASU 2023-08, which requires eligible digital assets to be measured at fair value, with changes in fair value recognized in earnings each reporting period. Digital assets that trade in active markets and have readily determinable fair values, including Worldcoin (WLD and WCWLD), Ethereum (ETH), and U.S. dollar-denominated stablecoins, are classified within Level 1 of the fair value hierarchy. Digital assets are valued based on quoted market prices obtained from principal market exchanges where the assets are actively traded.

The Company’s financial instruments that are not measured at fair value, including cash, accounts receivable, accounts payable, accrued expenses, and short-term borrowings, approximate fair value due to their short-term maturities.

No transfers between Level 1, Level 2, or Level 3 occurred during the periods presented.

Concentration of Credit Risks. Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents, digital assets, and accounts receivable. The Company maintains cash balances and digital asset custodial accounts with multiple institutional-grade financial institutions and digital asset custodians, including Kraken, FalconX, and Coinbase. Balances held with digital asset custodians are not federally insured. Balances held with institutional-grade financial institutions may exceed federally insured limits or similar protections. The Company manages custodial risk through the use of multiple counterparties, ongoing evaluation of each custodian’s financial stability, and review of their security and safekeeping practices. The Company has not experienced any losses on deposits or digital asset holdings. With respect to trade receivables, the Company performs ongoing evaluations of customer credit worthiness and does not require collateral. As of September 30, 2025, two customers represented approximately 51% and 29% of total accounts receivable, respectively. The Company maintains an allowance for expected credit losses based on historical experience and forward-looking information.

Leases. The Company accounts for leases under ASC 842, Leases. Upon adoption on January 1, 2022, the Company recognized right-of-use assets and lease liabilities for operating leases based on the present value of future lease payments. The adoption did not materially impact the Company’s balance sheet or results of operations. The Company does not have any finance leases. Lease expense is recognized on a straight-line basis over the lease term. Short-term leases with a term of 12 months or less are not recognized on the balance sheet.

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

In December 2023, the FASB also issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which requires public entities to measure in-scope cryptocurrency assets at fair value in the statement of financial position, and to recognize gains and losses from changes in the fair value of cryptocurrency in net income each reporting period. ASU 2023-08 will also require entities to provide certain interim and annual disclosures with respect to their cryptocurrency holdings. The standard is effective for interim and annual periods beginning January 1, 2025, with a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which we adopt the guidance. The Company adopted ASU 2023-08 on January 1, 2025. Because the Company did not acquire cryptocurrency assets until September 2025, there was no cumulative-effect adjustment upon adoption; however, the guidance changed the Company’s accounting for such assets on a prospective basis.

Recent Accounting Pronouncements. Management does not believe that any other recently issued, but not yet effective, accounting standards are expected to have a material effect on the Company’s condensed consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

Segment Reporting. The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the Chairman and Chief Executive Officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Historically, the Company operated two reportable segments: (i) Inventory Management Solutions (“Forever 8”) and (ii) the Corrugated Packaging Business. On April 7, 2025, the Company completed the sale of the assets comprising the Corrugated Packaging Business. Following this divestiture, Forever 8 remains the Company’s sole revenue-generating operating segment.

On September 8, 2025, the Company adopted a Digital Asset Treasury (“DAT”) Strategy and began actively deploying capital into the acquisition and long-term holding of digital assets. The Company initiated digital asset treasury management activities as part of its corporate strategy to diversify its cash and liquidity management. These activities are not operated as a separate business unit and are managed centrally within the Company’s corporate function. Accordingly, they are not considered a separate operating segment under ASC 280, Segment Reporting.

Accordingly, as of September 30, 2025, the Company has one operating segments:

●	Forever 8 (Inventory Management Solutions) – the Company’s operating business and only revenue-producing segment; and

Corporate-level functions consisting primarily of centralized finance, treasury (including DAT-related activities), stock-based compensation, board costs, public company costs, interest expense, income taxes, and other non-operating items are not allocated to the Forever 8 segment. The CODM reviews Forever 8 working capital and operating assets to assess performance. Corporate assets include digital asset holdings, cash not used in Forever 8, goodwill, and other long-term corporate assets, none of which are allocated to operating segments. Segment assets reviewed by the CODM primarily include working capital assets for the Company’s operating business. Digital asset balances are monitored as part of corporate treasury and are not allocated to a segment.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. GOING CONCERN

In prior periods, the Company had experienced operating losses, limited liquidity, and negative cash flows from operations, which raised substantial doubt regarding its ability to continue as a going concern.

During the nine months ended September 30, 2025, the Company completed significant capital-raising activities, including a $270 million private placement and additional issuances through its at-the-market program. A substantial portion of the proceeds was allocated to digital assets, which are measured at fair value under ASU 2023-08 and include highly liquid assets such as U.S. dollar-denominated stablecoins.

As of September 30, 2025, the Company held $23.7 million in cash and cash equivalents and $286.7 million in digital assets, resulting in total current assets of $316.5 million and working capital of approximately $299.7 million. Forever 8, the Company’s sole operating business, following the divestiture of the Packaging Business, continues to generate stable operating margins and predictable cash flows. The Company also maintains access to revolving credit facilities used to support Forever 8 inventory financing activities.

Based on its current liquidity position, expected operating cash flows, access to financing facilities, and the highly liquid nature of its digital asset holdings, management believes the Company has sufficient resources to meet its obligations as they become due for at least twelve months from the date these condensed consolidated financial statements are issued. Accordingly, management has concluded that substantial doubt regarding the Company’s ability to continue as a going concern is alleviated, and these financial statements have been prepared on a going-concern basis.

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

The following summarizes the components of the assets and liabilities from discontinued operations as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$-	$168,323
Accounts receivable, net	-	788,317
Inventories	-	101,577
Prepaid expenses and other current assets	-	105,249
Property and equipment, net	-	634,773
Total assets	$-	$1,798,239

LIABILITIES
Current liabilities:
Accounts payable	$-	$2,980
Accrued expenses and other current liabilities	-	31,775
Income tax payable	-	72,976
Deferred tax liabilities	-	-
Total liabilities	$-	$107,731

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. ACQUISITIONS AND DIVESTITURES (continued)

The following summarizes the components of net income from discontinued operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024

Revenues	-	1,616,349
Cost of revenues	-	1,174,339
Gross profit:	-	442,010

Operating expenses:
Selling, general and administrative	-	358,398
Restructuring and severance	-	-
Operating income	-	83,612

Other (expense) income:
Interest (expense)	-	-
Other income	-	1,391
Total other income, net	-	1,391
Income before income taxes	-	85,003
Income tax benefit	-	-
Net income from discontinued operations	$-	$85,003

	Nine Months Ended September 30,
	2025	2024

Revenues	1,773,929	5,010,892
Cost of revenues	1,276,685	3,618,102
Gross profit:	497,244	1,392,790

Operating expenses:
Selling, general and administrative	393,013	1,031,687
Restructuring and severance	-	-
Operating income	104,231	361,103

Other (expense) income:
Interest (expense)	-	-
Other income	1,322	6,049
Total other income, net	1,322	6,049
Income before income taxes	105,553	367,152
Income tax benefit	-	-
Net income from discontinued operations	$105,553	$367,152

The following summarizes the components of cash flows from discontinued operations for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Cash flows from operating activities:
Net income	$105,553	$367,152
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	37,992	125,479
Changes in assets and liabilities:
Accounts receivable	17,155	(63,379)
Inventories	(78,346)	7,780
Prepaid expenses and other current assets	(39,419)	33,685
Accounts payable	(2,812)	12,469
Accrued expenses and other current liabilities	(6,777)	6,876
Income tax payable	(61,748)	-

Net cash provided by (used in) operating activities	(28,402)	490,062

Cash flows from investing activities:
Repayments (proceeds) from/to Eightco Holdings, Inc.	30,000	(1,372,500)
Purchases of property and equipment	(44,490)	(46,463)
Working capital cash transferred to Buyer	(125,431)	-

Net cash used in investing activities	(139,921)	(1,418,963)

Net decrease in cash and cash equivalents	(168,323)	(928,901)
Cash and cash equivalents, beginning of the period	168,323	1,358,806
Cash and cash equivalents, end of the period	$-	$429,905

As a result of this classification, prior period amounts have been reclassified to conform to the current period presentation.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. RESTRUCTURING AND SEVERANCE

Restructuring and severance charges consist of the following for the three and nine months ended September 30, 2025 and 2024, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Severance expense	$-	$-	$-	$1,404,038
Rent expense	-	-	-	10,800
Total restructuring and severance	$-	$-	$-	$1,414,838

The changes in the carrying amount of restructuring and severance liabilities for the period from January 1, 2025 through September 30, 2025 consisted of the following:

Balance, January 1, 2025	$3,060,388
Additions and adjustments	-
Payments and adjustments	(177,464)
Balance, September 30, 2025	$2,882,924

6. DIGITAL ASSETS

Digital assets consist of the following at September 30, 2025:

September 30, 2025
	Quantity	Fair Value (USD)

Worldcoin/Worldchain (WLD/WCWLD) – Level 1	$207,123,794	$258,386,933
Ethereum (ETH) – Level 1	6,819	28,273,353
Stablecoins (USDC, USDT) – Level 1	1	1
Total digital assets, at fair value	$207,130,614	$286,660,287

The changes in the carrying amount of digital assets for the period from January 1, 2025 through September 30, 2025 consisted of the following:

For the nine months ending September 30,
Beginning balance, December 31, 2024	$-
Purchases of digital assets	305,299,304
Realized/unrealized gains (losses)	(18,639,016)
Sales of digital assets	-
$286,660,287

7. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Trade accounts receivable	$254,805	$2,440,366
Less: allowance for credit losses	-	(60,000)
Total accounts receivable	254,805	2,380,366
Less: accounts receivable – discontinued operations	-	(788,317)
Accounts receivable – continuing operations	$254,805	$1,592,049

For the three and nine months ended September 30, 2025, the Company recorded a write-off of $680,000 and $680,000, respectively. The write-off relates to the decision to exit our liquidation business for brands that the Company was operating the stores to liquidate inventory to recover outstanding receivables. The Company is in discussions with the brands to return them for a discount.

8. INVENTORIES

Inventories consist of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Raw materials	$-	$-
Finished goods	6,444,428	8,435,928
Reserve for obsolescence	(1,100,000)	(500,000)
Total inventories	5,344,428	7,935,928
Less: inventories – discontinued operations	-	(101,577)
Inventories – continuing operations	$5,344,428	$7,834,351

For the three and nine months ended September 30, 2025, the Company recorded a reserve of $600,000 and $600,000, respectively. The reserve relates to the decision to exit our liquidation business for brands that the Company was operating the stores to liquidate inventory to recover outstanding receivables. The Company is in discussions with the brands to return them and sell the inventory to them for a discount.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Other current assets consist of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Advances for inventory purchases	$271,245	$949,641
Prepaid insurance	16,628	53,601
Deposits	18,895	72,744
Escrow receivable	250,000	-
Other	13,194	31,286
Total other current assets	569,962	1,107,272
Less: other current assets – discontinued operations	-	(105,249)
Other current assets – continuing operations	$569,962	$1,002,023

10. LOAN HELD-FOR-INVESTMENT

Loan held-for-investment consist of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Wattum Management Inc. – 5%, 10/2026	$2,224,252	$2,224,252
Reichard Containers, LLC – 9.75%, 4/2035	2,327,516	-
Total loan held-for-investment	4,551,768	2,224,252
Less: allowance for credit losses	-	-
Other current assets – continuing operations	$4,551,768	$2,224,252

Wattum Management Inc. is a non-controlling member of CW Machines, LLC, previously a related party, when CW Machines was doing business. The Wattum note is secured by assets of Wattum Management, Inc. The Wattum Management Inc. note is interest only with the entire principal balance due in October 2026.

Reichard Containers, LLC purchased the assets of Ferguson Containers, Inc. on April 7, 2025. The Reichard note is secured by assets of Reichard Containers, LLC. The Reichard note is due on April 2035 and with monthly payments of $32,693 for principal and interest.

Expected credit losses for loan held for investment are based on management’s assessment of credit risk associated with the loan, including consideration of factors such as the financial condition of the entity, historical payment behavior, and any collateral or guarantees provided. The Company determined it was not necessary to record an allowance for credit losses as of September 30, 2025 and December 31, 2024.

11. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Building and building improvements	$-	$781,985
Equipment and machinery	-	4,821,936
Furniture and fixtures	8,418	284,877
Vehicles	-	585,854
	8,418	6,474,652
Less: accumulated depreciation	(3,246)	(5,834,427)
Total property and equipment, net	5,172	640,225
Less: property and equipment, net – discontinued operations	-	(634,773)
Property and equipment, net – continuing operations	$5,172	$5,452

For the three and nine months ended September 30, 2025, depreciation expense was $2,393 and $40,480, respectively. For the three and nine months ended September 30, 2024, depreciation expense was $37,998 and $125,479, respectively.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. INTANGIBLE ASSETS, NET

Intangible assets consist of the following at September 30, 2025 and December 31, 2024:

	Useful Lives	September 30, 2025	December 31, 2024

Customer relationships	7 years	$7,100,000	$7,100,000
Developed technology	10 years	9,700,000	9,700,000
Trademarks and tradenames	7 years	2,200,000	2,200,000
		19,000,000	19,000,000
Less: accumulated amortization		(6,895,716)	(5,171,786)
Total intangible assets, net		$12,104,284	$13,828,214

For the three and nine months ended September 30, 2025, amortization expense was $574,642 and $1,723,928, respectively. For the three and nine months ended September 30, 2024, amortization expense was $556,299 and $1,705,585, respectively.

Amortization expense for the next five years is as follows:

For the years ending December 31,
2025 (excluding the nine months ended September 30, 2025)	$574,643
2026	2,298,571
2027	2,298,571
2028	2,298,571
2029	1,966,428
Thereafter	2,667,500
$12,104,284

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Payroll and related benefits	$2,794,279	$3,130,269
Professional fees	58,000	187,378
Accrued interest	267,215	936,395
Accrued rent	120,000	120,000
Accrued other taxes	165,264	215,006
Director advances	120,000	-
Other	299,881	429,991
Total accrued expenses and other current liabilities	3,824,639	5,019,039
Less: accrued expenses and other current liabilities – discontinued operations	-	(31,775)
Accrued expenses and other current liabilities – continuing operations	$3,824,639	$4,987,264
Less: Accrued expenses and other current liabilities – related parties	1,531,805	2,050,684
Accrued expenses and other current liabilities	2,292,834	2,936,580

14. DUE TO AND FROM FORMER PARENT

As of September 30, 2025 and December 31, 2024, the amount due to Vinco consists of net amounts related to management fees and borrowings for working capital and financing needs of Eightco as well as other operating expenses that were paid for on behalf of one to the other. As of September 30, 2025 and December 31, 2024, the net amount due to Former Parent was $222,409 and $480,000, respectively.

15. LINES OF CREDIT

Principal due under the lines of credit was as follows at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Lines of credit 12% - 18%	$6,855,000	$6,850,000

For the three and nine months ended September 30, 2025, interest expense under lines of credit was $277,436 and $767,507, respectively. For the three and nine months ended September 30, 2024, interest expense under lines of credit was $178,951 and $486,171, respectively.

The lines of credit are collateralized by the inventory of the Company.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16. LINES OF CREDIT – RELATED PARTIES

Principal due under the lines of credit – related parties was as follows at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Lines of credit 12% - 18%	$3,575,000	$3,525,000

For the three and nine months ended September 30, 2025, interest expense under lines of credit – related parties was $139,208 and $413,739, respectively. For the three and nine months ended September 30, 2024, interest expense under lines of credit – related parties was $119,014 and $371,084, respectively.

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

For the three and nine months ended September 30, 2024, interest expense under convertible notes payable was $0 and $277,750, of which $0 and $277,750 was related to amortization of the debt discount, respectively.

No convertible notes or related instruments were outstanding as of September 30, 2025 with the Note Investor.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18. CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

The convertible notes payable, related party were issued as part of consideration for the acquisition of Forever 8. The discount was calculated based on the fair value of the instrument as of October 1, 2022. Principal due under the convertible note payable – related parties was as follows at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31,2024

Notes payable, 12%	$-	$21,771,155
Less: current portion	-	11,500,000
Notes payable, long-term potion	$-	$10,271,155
Less: debt discount	-	750,000
Notes payable, long-term portion, net	$-	$9,521,155

For the three and nine months ended September 30, 2025, interest expense under convertible notes payable – related parties was $894,507 and $2,694,253, of which $250,000 and $750,000 was related to amortization of the debt discount, respectively. For the three and nine months ended September 30, 2024, interest expense under convertible notes payable – related parties was $1,225,473 and $2,262,635, of which $250,000 and $750,000 was related to amortization of the debt discount, respectively. For the three and nine months ended September 30, 2025, the Company recognized a capital contribution in additional paid in capital of $22,789,599 related to the forgiveness of debt and accrued interest. For the three and nine months ended September 30, 2024, the Company recognized a capital contribution in additional paid in capital of $5,400,000 and $8,406,896 related to the forgiveness of debt and accrued interest.

19. INCOME TAXES

Eightco Holdings Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income.

Forever 8 Fund, LLC, BlockHiro, LLC, Cryptyde Shared Services, LLC and Orb Subsidiary One, LLC are limited liability companies which are disregarded entities for income tax purposes and are owned 100% by Eightco Holdings Inc. and Ferguson Containers, Inc., respectively. The Company pays corporate federal, state and local taxes on income allocated to it from BlockHiro, LLC and 8co Holdings Shared Services, LLC.

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

For the three and nine months ended September 30, 2025, income tax (benefit) expense was $0 and $(28,793), respectively. For the three and nine months ended September 30, 2024, income tax (benefit) expense was $0 and $0, respectively. The Company has sufficient net operating losses to reduce taxable income for future periods. The Company has recorded a full valuation allowance against its deferred tax assets associated with its net operating losses.

There are no unrecognized tax benefits and no accruals for uncertain tax positions.

The Company files U.S. income tax returns and a state income tax return. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2021 and thereafter are subject to examination by the relevant taxing authorities.

As of September 30, 2025, the Company had a net operating loss carryforward for federal income tax purposes of approximately $10,667,381. These carryforwards were generated in 2022 and later, and therefore do not expire, but are subject to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions, and may be utilized to offset up to 80% of taxable income in any future period.

On July 2, 2025, U.S. Congress enacted the Taxpayer Fairness and Growth Act of 2025, which includes significant amendments to the Internal Revenue Code. Key provisions include:

●	Limitations on the deductibility of certain interest and R&D expenses;

●	Modifications to the the foreign-derived intangible income (“FDII “) and global intangible low-taxed income (“GILTI”) regimes.

The Company evaluated the impact of the legislation on its consolidated financial statements, including deferred tax assets and liabilities, and incorporated the effects of the enacted changes in these condensed consolidated financial statements for the period ended September 30, 2025, consistent with ASC 740-10-45-15. The Company expects the corporate rate reduction and other provisions to have a favorable impact on its effective tax rate beginning in fiscal 2026.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

20. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share. the Company had 187,260,971 and 2,479,363 shares of common stock issued and outstanding as of September 30, 2025 and December 31, 2024), respectively.

Preferred Stock

As of September 30, 2025 and December 31, 2024, the Company had 0 issued and outstanding shares of Series A Preferred Stock, respectively.

September 2025 Securities Purchase Agreement (“PIPE Transaction”)

On September 8, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with multiple institutional and accredited investors (collectively, the “Purchasers”). Pursuant to the Purchase Agreement, and subject to the satisfaction of conditions precedent, the Company agreed to sell up to $270.0 million of securities consisting of:

●	Common Stock at $1.46 per share, and
●	Pre-Funded Warrants with a $0.001 exercise price.

On September 9, 2025 (the “Closing Date”), the Company issued:

●	178,284,653 shares of common stock, and
●	Pre-Funded Warrants to purchase 6,646,855 shares of common stock.

The Company received net proceeds of approximately $261 million, after deducting placement agent fees and offering expenses. Under the Purchase Agreement, the Company agreed to apply net proceeds to:

●	Acquire Worldcoin (WLD) and establish a corporate WLD treasury program.
●	Pay transaction fees and expenses.
●	Allocate up to 5% of net proceeds for working capital and general corporate purposes.

From time to time the Company has elected to purchase other digital assets (Ethereum, USDC and USDT).

Pre-Funded Warrants issued on September 9, 2025 permit the holders to purchase up to 6,646,855 shares of common stock at an exercise price of $0.001 per share. Proceeds received from these Pre-Funded Warrants totalled $9,697,761, which were recorded in additional paid-in capital. No Pre-Funded Warrants were exercised during the three or nine months ended September 30, 2025.

In connection with the Purchase Agreement, on September 8, 2025 the Company engaged R.F. Lafferty & Co., Inc. (“R.F. Lafferty”) as placement agent. Compensation consisted of:

●	A cash fee equal to 2.5% of aggregate gross proceeds raised, and
●	Placement Agent Warrants equal to 2.5% of the number of Securities sold (subject to exclusions), with an exercise price of $1.752 per share.

On the Closing Date, the Company issued to the placement agent and its representatives Placement Agent Warrants to purchase up to 3,855,822 shares. The warrants are exercisable for cash or cashless exercise for five years from issuance.

Strategic Advisor Agreement and Strategic Advisor Warrants

On September 9, 2025, the Company entered into a Strategic Advisor Agreement with Worldcoin Tower Instant LLC. As consideration, the Company issued Strategic Advisor Warrants equal to 5% of fully diluted common shares outstanding as of the Closing Date.

On the Closing Date, the Company issued Strategic Advisor Warrants to purchase up to 9,917,844 shares of common stock at an exercise price of $1.752 per share. These warrants are exercisable on a cash or cashless basis and expire seven years from issuance, had a fair value of $9,917,844 and are expensed on a straight-line basis over the requisite service period.

Seller Note Termination Agreement

On September 8, 2025, the Company entered into a Seller Note Termination Agreement with the holders of the convertible seller notes originally issued in the 2022 acquisition of Forever 8 Fund. The holders converted the remaining outstanding principal and accrued interest of $23,957,599 into 800,000 shares of common stock. Upon issuance of the shares, the Seller Notes were fully extinguished with no further obligations. The Company recognized a gain of $22,789,599 within additional paid in capital due to the related party nature of the Seller Note.

Warrant Exercises

During the nine months ended September 30, 2025, holders exercised warrants for 146,600 shares of common stock, generating proceeds of $36,400.

ATM Agreement - R.F. Lafferty & Co.

On September 10, 2025, the Company entered into a new At-The-Market Issuance Sales Agreement (the “Lafferty ATM Agreement”) with R.F. Lafferty & Co., Inc. as sales agent, providing for the offer and sale of shares of Common Stock from time to time.

During the three months ended September 30, 2025 (the period the new Lafferty ATM was active), the Company sold 4,985,974 shares of Common Stock for net proceeds of $68,944,330 under the Lafferty ATM Agreement.

The Company pays R.F. Lafferty a commission equal to 2.5% of the gross proceeds, consistent with the Placement Agent Agreement.

2024 ATM Agreement – Univest

On April 25, 2024, the Company entered into an At-The-Market Issuance Sales Agreement (the “2024 ATM Agreement”) with Univest Securities, LLC, as the sales agent (the “Agent”), pursuant to which the Company was able to offer and sell, from time to time through or to the Agent, as sales agent or principal, shares of common stock having an aggregate offering price of up to $2,000,000. On September 25, 2024, the Company entered into an amendment to this agreement which increased the aggregate offering amount to $2,750,000.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

20. STOCKHOLDERS’ EQUITY (continued)

Under the 2024 ATM Agreement, the Agent received a commission of 3% of the aggregate gross sales prices of the shares of common stock. The Company also reimbursed the Agent for fees and disbursements of counsel to the Agent in the amount of approximately $37,000 in connection with the signing of the 2024 ATM Agreement. On August 26, 2025, the Company provided notice to the Agent of its election to terminate the 2024 ATM Agreement. Pursuant to the Sales Agreement, the termination becomes effective five (5) days from the date of the notice.

Under the 2024 ATM Agreement, the Company sold 692,890 shares of common stock for net proceeds of $2,422,910. The Company utilized the net proceeds from the sale of shares of common stock pursuant to the 2024 ATM Agreement for working capital and general corporate purposes.

Common stock issuances during the nine months ended September 30, 2025:

On January 21, 2025, the Company issued 485,381 shares of common stock fair valued at $713,511 to satisfy accrued interest to debt holders.

On March 31, 2025, the Company issued 80,000 shares of common stock fair valued at $143,201 as settlement of a liability associated with prior period services performed by a consultant related to investor relations.

On September 8, 2025, the Company issued 145,600 shares of common stock fair valued at $211,120 and received proceeds of $36,400 related to the exercise of existing warrants.

On September 9, 2025, the Company issued 178,284,653 shares of common stock fair valued at $260,295,594 related to the PIPE.

On September 15, 2025, the Company issued 800,000 shares of common stock fair valued at $1,168,000 related to the Seller Note Termination Agreement.

During September 2025, the Company issued 4,985,974 shares of common stock fair valued at $69,640,147 related to the Lafferty ATM Agreement.

Board Agreements

On September 8, 2025, Daniel Ives was appointed Chairman of the Board. In connection with his appointment, the Company entered into a Board of Directors Agreement that provides for the following compensation:

Under the Director Agreements, each Director:

●	Entitled to an annual cash retainer of $100,000, paid quarterly.
●	Eligible to receive equity compensation valued at up to $200,000 per year, which may be issued quarterly in the form of common stock, restricted stock, or restricted stock units (“RSUs”) subject to vesting conditions established by the Board.
●	Inducement equity awards:

○	4,280,822 restricted shares, vesting 20% annually over five years
○	Options to purchase 856,164 shares, exercisable at $14.60 per share and expiring seven years from the grant date

●	Eligible for discretionary bonuses in cash or equity at the Company’s sole discretion.
●	Is entitled to reimbursement for reasonable business expenses and will receive full indemnification, along with coverage under the Company’s directors’ and officers’ liability insurance program.

On September 9, 2025, the Company entered into Board of Directors Agreements (the “Director Agreements”) with three existing directors: Louis Foreman, Nic Caiano, and Frank J. (collectively, the “Directors”). The Director Agreements establish the terms of service, compensation, indemnification, and other obligations applicable to each Director. The agreements became effective on each Director’s respective appointment date. Under the Director Agreements, each Director:

●	Entitled to an annual cash retainer of $100,000, paid quarterly.
●	Eligible to receive equity compensation valued at up to $200,000 per year, which may be issued quarterly in the form of common stock, restricted stock, or restricted stock units (“RSUs”) subject to vesting conditions established by the Board.
●	Eligible for discretionary bonuses in cash or equity at the Company’s sole discretion.
●	Is entitled to reimbursement for reasonable business expenses and will receive full indemnification, along with coverage under the Company’s directors’ and officers’ liability insurance program.

The Director Agreements also require each Director to comply with confidentiality obligations, fiduciary duties, conflict-of-interest restrictions, and certain termination-related provisions, including automatic resignation from officer positions upon separation.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

20. STOCKHOLDERS’ EQUITY (continued)

Employment Agreements

On September 8, 2025, the Company entered into new employment agreements with its Chief Executive Officer, Kevin O’Donnell, and its Chief Financial Officer, Brett Vroman (together, the “Executives”). The agreements provide for one-year terms with an option for the Company to renew each agreement for an additional one-year term.

Chief Executive Officer – Kevin O’Donnell

Under his agreement, Mr. O’Donnell will receive an annualized base salary of $500,000. He is eligible for a one-time cash bonus equal to 175% of base salary ($875,000), payable within thirty days following the twelve-month anniversary of his start date, subject to the achievement of specified milestones, including (i) completion of a PIPE financing, (ii) timely filing of required SEC reports, and (iii) receipt of an unqualified audit opinion for the fiscal year.

Subject to Board approval, Mr. O’Donnell will also receive 400,000 restricted stock units (“RSUs”), which vest in full after six months of continuous service. He is eligible to participate in the Company’s employee benefit plans and will be reimbursed for reasonable business expenses.

Chief Financial Officer – Brett Vroman

Under his agreement, Mr. Vroman will receive an annualized base salary of $350,000. He is eligible for a one-time cash bonus equal to 175% of base salary ($612,500), payable within thirty days following the twelve-month anniversary of his start date, subject to the same performance conditions as Mr. O’Donnell’s incentive bonus. Mr. Vroman will also be eligible to participate in employee benefit plans and receive reimbursement for reasonable business expenses.

Equity Awards and Share-Based Compensation

Restricted Stock – Chairman Daniel Ives

In connection with his appointment on September 8, 2025, Daniel Ives was granted:

●	4,280,822 shares of Restricted Stock, vesting 20% annually over five years with a fair value of $6,250,000, and
●	Options to purchase 856,164 shares at an exercise price of $14.60, expiring seven years from grant, with a fair value of $273,299.

These awards were issued as inducement grants, outside of the Company’s equity incentive plan.

The fair value of the grant will be expensed on a straight-line basis over the requisite service period.

Summary of Outstanding Warrant and Stock Options

	Number Outstanding	Weighted Average Exercise Price	Intrinsic Value per Share	Exercisable	Weighted Average Remaining Term	Classification

Instrument:
Strategic Advisor Warrants	9,917,844	$1.752	$7.398	9,917,844	3.5	Equity
Placement Agent Warrants	3,855,822	1.752	7.398	3,855,822	2.5	Equity
Pre-Funded Warrants	6,646,855	0.001	9.149	6,646,855	n/a	Equity
Stock Options – Dan Ives	856,164	14.60	0.000	856,164	3.5	Equity
Total outstanding	21,276,684

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $9.15 per share on September 30, 2025.

Share-based compensation expense recognized for the nine months ended September 30, 2025 was $2,299,705.

No liability-classified instruments were outstanding as of September 30, 2025.

21. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases certain office space from an entity affiliated through common ownership under an operating lease agreement on a month-to-month basis. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases.

For the three and nine months ended September 30, 2025, rent expense was $19,148 and $103,368, respectively. For the three and nine months ended September 30, 2024, rent expense was $65,835 and $190,618, respectively. Rental payments are expensed in the statements of comprehensive income in the period to which they relate.

Consulting Agreement. On September 9, 2025, the Company entered into a consulting agreement with Worldcoin Tower LLC to support the Company’s digital asset treasury strategy. Fees include:

●	1% of AUM up to $1 billion,
●	0.5% of AUM between $1–5 billion,
●	0.25% of AUM above $5 billion,
●	Milestone payments based on treasury AUM exceeding $2 billion and $20 billion,
●	A $150,000 setup fee.

The agreement has a five-year initial term with automatic five-year renewal. No equity awards were issued under this agreement. Consulting expense for the three and none months ended September 30, 2025 were $-.

Master Loan Agreement. On September 7, 2025, ORB Subsidiary One LLC, a wholly-owned subsidiary of the Company, entered into a Master Loan Agreement providing up to $200 million in short-term financing to facilitate initial WLD purchases for the Company’s digital asset treasury strategy. The loan bears interest at 8% per annum. The Company borrowed approximately $25 million and subsequently repaid the full amount and closed the facility. No equity securities were issued under this agreement.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

22. SEGMENTING REPORTING

The Company follows ASC 280, Segment Reporting, and determines its reportable segments based on the internal financial information reviewed by the Chief Executive Officer, who serves as the Company’s Chief Operating Decision Maker (“CODM”). The CODM evaluates the business on a consolidated basis for purposes of assessing performance, making operating decisions, allocating resources, and planning for future periods.

Historically, the Company operated two reportable segments: (i) Forever 8, its Inventory Management Solutions business, and (ii) the Corrugated Packaging Business. On April 7, 2025, the Company completed the sale of the assets comprising the Corrugated Packaging Business. Following the divestiture, the Company operates as one business segment, consistent with how the CODM evaluates financial performance and manages resources.

On September 8, 2025, the Company initiated digital asset treasury management activities (“DAT Strategy”) as part of its broader corporate strategy to diversify its cash and liquidity management. These digital asset activities do not constitute a separate operating segment under ASC 280 because:

●	They are not managed as a distinct business unit.

●	No discrete financial information is prepared or reviewed by the CODM for purposes of performance assessment.

●	The CODM reviews digital asset activity only as part of consolidated corporate treasury management.

Accordingly, digital asset treasury management activities are included within Corporate and do not represent a separate operating or reportable segment.

The Company therefore reports as one operating and reportable segment:

●	Forever 8 (Inventory Management Solutions) — the Company’s sole revenue-generating business.

Corporate-level activities including digital asset treasury management, stock-based compensation, board and governance costs, interest expense, taxes, and other non-operating items are managed centrally and not allocated to the operating segment.

The Company had no intersegment revenues during the periods presented. Segment information is presented in accordance with the manner in which the CODM internally evaluates operating performance and allocates resources.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

22. SEGMENTING REPORTING (continued)

Segment information available with respect to these reportable business segments for the three and nine months ended September 30, 2025 and 2024 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Inventory Management Solutions	$5,300,527	$6,056,046	$22,793,160	$19,298,336
Corrugated – discontinued operations	-	1,616,349	1,773,929	5,010,892
Total segment and consolidated revenues	$5,300,527	$7,672,395	$24,567,089	$24,309,228

Cost of revenues:
Inventory Management Solutions	$5,496,377	$4,451,183	$20,930,455	$14,980,680
Corrugated – discontinued operations	-	1,174,341	1,276,685	3,618,104
Total segment and consolidated cost of revenues	$5,496,377	$5,625,524	$22,207,140	$18,598,784

Gross profit:
Inventory Management Solutions	$(195,850)	$1,604,863	$1,862,705	$4,317,656
Corrugated – discontinued operations	-	442,008	497,244	1,392,788
Total segment and consolidated gross profit	$(195,850)	$2,046,871	$2,359,949	$5,710,444

Income (loss) from operations:
Inventory Management Solutions	$(2,529,605)	$(501,498)	$(4,130,428)	$(2,130,509)
Corrugated – discontinued operations	-	83,610	104,231	361,101
Corporate	(3,668,453)	(1,258,432)	(4,690,332)	(4,581,357)
Total segment and consolidated loss from operations	$(6,198,058)	$(1,676,320)	$(8,716,529)	$(6,350,765)

Depreciation and amortization:
Inventory Management Solutions	$574,644	$574,642	$1,149,286	$1,793,538
Corrugated – discontinued operations	-	37,992	37,992	125,481
Total segment and consolidated depreciation and amortization	$574,644	$612,634	$1,187,278	$1,919,019

Revenues by geography:
North America	$264,704	$1,403,581	$2,170,618	$4,677,210
North America – discontinued operations		1,616,349	1,773,929	5,010,892
Europe	5,035,823	4,652,465	20,622,542	14,621,126
Total geography and consolidated revenues	$5,300,527	$7,672,395	$24,567,089	$24,309,228

Segment capital expenditures:
Inventory Management Solutions	$-	$-	$-	$-
Corrugated – discontinued operations	-	4,847	4,847	47,685
Corporate	944	944	944	-
Total segment and consolidated capital expenditures	$944	$5,791	$5,791	$47,685

Segment total assets:
Inventory Management Solutions	$40,140,639	$44,299,825	$40,140,639	$44,299,825
Corrugated – discontinued operations	-	1,981,626	-	1,981,626
Corporate	315,387,118	2,958,528	315,387,118	2,958,528
Total segment and consolidated assets	$355,527,757	$49,239,979	$355,527,757	$49,239,979

23. SUBSEQUENT EVENTS

On October 13, 2025, the Company announced that it had entered into a definitive agreement to make a strategic investment in Mythical Games, Inc. (“Mythical”) as part of Mythical’s Series D financing round, alongside ARK Invest and World Foundation. Mythical is a leading developer in Web3 gaming and digital ownership, known for titles including NFL Rivals, Pudgy Party (in partnership with Pudgy Penguins), and FIFA Rivals. The investment aligns with the Company’s strategic roadmap to allocate up to 1% of its digital asset treasury toward venture-style investments that advance authentication and identity verification technologies within the Worldcoin ecosystem. This investment strengthens the Company’s position as the authentication and trust layer for the post-AGI economy, in coordination with Worldcoin’s Worldchain, a blockchain designed for Proof of Human (PoH) verification and single sign-on. The Company anticipates that its collaboration with Mythical and the World Foundation will accelerate the integration of verified digital identity solutions into gaming ecosystems and AI-driven platforms.

On October 31, 2025, the Compensation Committee of the Board of Directors approved an increase of 7,500,000 shares reserved for issuance under the Company’s 2022 Long-Term Incentive Plan, bringing the total authorized shares under the plan to a level below 19.99% of the Company’s outstanding common stock as of that date. The Committee also authorized the filing of a Form S-8 registration statement to register the additional shares and approved grant awards totalling 877,500 shares or restricted stock units to directors, officers, and employees in recognition of their efforts related to the Company.

On October 27, 2025, the Company entered into an amended and restated Sales Agreement (the “Cantor-Lafferty ATM Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and R.F. Lafferty & Co., Inc. (“R.F. Lafferty”), amending the Lafferty ATM Agreement dated September 10, 2025. The amendment adds Cantor as an additional sales agent and authorizes Cantor, acting as principal and/or sales agent, to offer and sell shares of the Company’s common stock having an aggregate offering price of up to $2.7 billion. All other material terms of the Lafferty ATM Agreement remain unchanged.

The Company has issued 10,570,644 shares of common stock under the Lafferty ATM and Cantor-Lafferty ATM Agreement from October 1, 2025 through November 13, 2025 for net proceeds of $99,814,470.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless otherwise indicated, the terms “we,” “us,” “our,” “Eightco,” and the “Company” refer to Eightco Holdings Inc. together with its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

This section contains forward-looking statements within the meaning of the federal securities laws, including statements regarding our strategy, plans, future financial performance, liquidity, and capital allocation framework. These statements involve risks, uncertainties, and assumptions that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause such differences are discussed under the section titled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report, as well as under “Risk Factors” in this Quarterly Report and in our most recent Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statements except as required by law.

Overview

During the quarter ended September 30, 2025, we adopted a new Digital Asset Treasury (“DAT”) Strategy, significantly increased our holdings of digital assets, and completed substantial capital-raising activities to support these initiatives. These actions represent material changes to our capital allocation strategy, financial condition, risk profile, and long-term operating model, and therefore require expanded disclosure in this Management’s Discussion and Analysis.

We continue to operate Forever 8, our inventory funding business that provides inventory purchasing and financing solutions to e-commerce retailers. At the same time, we completed the wind-down of our prior Web3 operations and Bitcoin mining hardware sales, and on April 7, 2025, we sold the assets associated with our Packaging Business. Forever 8 now represents our sole operating business.

Adoption of Digital Asset Treasury (“DAT”) Strategy

Strategy Overview

On September 8, 2025, our Board of Directors approved the adoption of a Digital Asset Treasury Strategy under which Eightco holds digital assets, primarily Worldcoin (WLD and WCWLD), as part of a long-term treasury reserve framework. Under this policy, we may allocate excess liquidity, operating cash flows, and proceeds from financing transactions to the acquisition of digital assets.

This strategy reflects a dual-pillar model combining (i) the operating performance of Forever 8, and (ii) long-term digital asset holdings designed to enhance our capital base and provide shareholders with exposure to emerging decentralized technologies.

Rationale for Strategy

Key factors underlying the DAT Strategy include:

●	The growth and potential of the Worldcoin ecosystem
●	The belief that certain digital assets may serve as long-term stores of value
●	The ability to report digital assets at fair value under ASU 2023-08
●	Opportunities for differentiated long-term returns
●	The availability of capital to scale a treasury strategy of meaningful size
●	Management expects digital assets to remain a significant component of our long-term capital allocation framework.

Capital Raising Activities

During the quarter ended September 30, 2025, we completed substantial financing transactions to support the DAT Strategy:

●	We raised $270 million in gross proceeds through a private placement of equity securities.
●	We generated additional proceeds through our at-the-market (“ATM”) equity offering program.

A significant portion of the PIPE and ATM proceeds was deployed to acquire digital assets. These capital raises materially strengthened our liquidity and expanded our balance sheet.

Digital Asset Acquisitions

During the quarter, we acquired digital assets with an aggregate fair value of approximately $287 million as of September 30, 2025. Our holdings consist primarily of:

●	Worldcoin (WLD and WCWLD)
●	Ethereum (ETH)
●	U.S. dollar-denominated stablecoins
●	Other digital assets used for liquidity management, trade settlement, or operational purposes

Digital assets are custodied with institutional-grade providers, including Kraken, Coinbase, and FalconX.

Custody, Concentrations and Transfer Restrictions

As of September 30, 2025, substantially all digital assets were held with a small number of U.S.-based institutional custodians under cold-storage arrangements. From time to time, a significant portion of our digital assets may be concentrated with a single custodian. Certain assets (including staking-ineligible or restricted tokens, if any) may be subject to withdrawal, settlement, or transfer restrictions pursuant to platform or network constraints. We continually evaluate custodian concentration and portability risk as part of our liquidity planning.

Accounting for Digital Assets

Effective January 1, 2025, we adopted ASU 2023-08, which requires eligible digital assets to be measured at fair value, with changes recognized in net income each reporting period.

Key effects include:

●	Digital assets are presented at fair value on our balance sheets
●	Unrealized gains and losses from price fluctuations flow through earnings
●	Earnings may be more volatile due to digital asset market movements
●	Historical impairment-only accounting no longer applies

This measurement model increases transparency but introduces meaningful volatility tied to the valuation of Worldcoin and other digital assets.

Volatility and Earnings Sensitivity

Because we measure eligible crypto assets at fair value under ASU 2023-08, period-to-period changes in the market price of Worldcoin (WLD/WCWLD) and other digital assets will directly affect reported earnings and cash provided by (used in) operating activities to the extent realized on conversion. This may result in material earnings volatility unrelated to our Forever 8 operating performance.

Critical Accounting Policies and Significant Judgments and Estimates

There were no material changes to our critical accounting policies during the three and nine months ended September 30, 2025, other than the adoption of ASU 2023-08, which requires eligible crypto assets to be measured at fair value with changes recognized in net income. Our significant accounting policies are described in Note 2 to the condensed consolidated financial statements included in this Quarterly Report and in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Key Components of our Results of Operations

Revenues

We generate the substantial majority of our revenues from inventory financing and inventory management services through our wholly owned subsidiary, Forever 8. Our revenues are primarily derived from the purchase and resale of consumer products to e-commerce retailers under our inventory management solutions model. Following the adoption of our Digital Asset Treasury (“DAT”) strategy in September 2025, the Company does not expect to generate revenue from digital asset activities.

Cost of Revenues

Cost of revenues includes the cost of purchased inventory, materials and supplies, internal labor and related benefits, subcontractor costs, depreciation, overhead, and shipping and handling costs. These costs are directly associated with our Forever 8 inventory management activities. We no longer incur costs related to the purchase or resale of Bitcoin mining equipment, as this line of business is no longer pursued.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include selling and marketing costs, payroll and employee-related expenses, administrative expenses, professional fees, insurance, technology and software costs, and other overhead required to support both our Forever 8 operations and our corporate infrastructure. SG&A also includes expenses associated with supporting the Digital Asset Treasury function, including custodial fees, compliance costs, and professional services related to digital asset oversight.

Restructuring and Severance Expenses

Restructuring and severance expenses consist of costs associated with organizational changes, including employee severance, benefits continuation, contract termination costs, and costs associated with facility consolidations or other restructuring activities. These expenses vary depending on management’s strategic initiatives. No restructuring or severance costs were incurred during the periods presented.

Interest Expense and Income, Net

Interest expense reflects the cost of borrowings under our lines of credit and other financing arrangements used to support our Forever 8 inventory-financing activities. Interest income primarily includes earned interest on notes receivable and cash-equivalent investments, as well as yield earned on short-term instruments.

Change in Fair Value of Digital Assets

Beginning in September 2025, following the deployment of our Digital Asset Treasury strategy, the Company holds digital assets measured at fair value in accordance with ASU 2023-08. Changes in the fair value of digital assets including both realized and unrealized gains and losses are recognized in earnings in the period in which they occur. Because the DAT is not a revenue-generating activity, changes in fair value represent a key driver of period-over-period volatility in our results of operations.

Gain on Divestiture

Gain on divestiture represents gains recognized in connection with the sale of assets. This includes the gain recognized on the sale of the Ferguson Containers corrugated packaging business on April 7, 2025.

Gain on Extinguishment of Liabilities

Gain on extinguishment of liabilities includes gains recognized when outstanding liabilities are settled for amounts less than their carrying value, or when obligations are legally extinguished. No such gains were recorded during the periods presented.

Other Income

Other income includes the interest income received from the Wattum Note and Reichard Containers Note.

Results of Operations

Three Months Ended September 30, 2025 versus Three Months Ended September 30, 2024

The following table sets forth information comparing the components of net (loss) income from continuing operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Period over Period Change
	2025	2024	$	%

Revenues, net	$5,300,527	$6,056,046	$(755,519)	-12.48%
Cost of revenues	5,496,377	4,451,185	(1,045,192)	23.49%
Gross profit	(195,850)	1,604,861	(1,800,711)	-112.20%

Operating expenses:
Selling, general and administrative	6,002,208	3,364,793	2,637,415	78.40%
Restructuring and severance	-	-	-	0.00%
Total operating expenses	6,002,208	3,364,793	2,637,415	78.40%
Operating loss	(6,198,058)	(1,759,932)	(4,438,126)	-252.18%

Other (expense) income:
Interest income (expense)	(1,095,132)	(1,525,274)	430,142	28.21%
Gain on divestiture	-	-	-	0.00%
Gain on extinguishment of liabilities	-	-	-	0.00%
Change in fair value of digital assets	(18,639,017)	-	(18,639,017)	100.00%
Other income	87,991	22,830	65,161	285.42%
Total other income (expense), net	(19,646,158)	(1,502,444)	(18,143,714)	-1,206.78%
Income (loss) before income taxes	(25,844,216)	(3,262,376)	(22,581,840)	-692.16%
Income tax expense (benefit)	-	-	-	0.00%
Net income (loss) from continuing operations	(25,844,216)	(3,262,376)	(22,581,840)	-692.16%
Net income (loss) from discontinued operations	-	85,003	(85,003)	-100.00%
Net income (loss)	$(25,844,216)	$(3,177,373)	$(22,666,843)	$-713.38%

Revenue

For the three months ended September 30, 2025, revenues were $5,300,527, representing a decrease of $755,519, or 12.48%, compared to revenues of $6,056,046 for the three months ended September 30, 2024. The decrease reflects reduced order volumes from certain customers as the Company exited its liquidation-model operations and is in the process of winding down relationships where we previously were operating customer storefronts to mitigate losses.

Cost of Revenues

Cost of revenues was $5,496,377 for the three months ended September 30, 2025 compared to $4,451,185 for the three months ended September 30, 2024, a decrease of $1,045,192, or 23.49%. The decrease correlates to the reduction in volumes described above. Cost of revenues for the 2025 period also reflects the impact of product mix shifts and includes certain close-out reserved inventory costs associated with the exit from the liquidation model.

Gross Profit

Gross profit decreased to a loss of $195,850 for the three months ended September 30, 2025 compared to a gross profit of $1,604,861 for the three months ended September 30, 2024, a decline of $1,800,711.

The decrease was primarily driven by:

●	Write-downs of inventory associated with our decision to exit the liquidation model and discontinue operating customer storefronts where loss exposure had increased.
●	Write-downs of certain accounts receivable from customers tied to the liquidation business where collectability deteriorated following the operational exit.
●	Lower volumes and generally lower-margin product mix during the 2025 period.

These actions were undertaken to eliminate structurally unprofitable arrangements and are expected to reduce ongoing losses in future periods.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses were $6,002,208 for the three months ended September 30, 2025, compared to $3,364,793 for the three months ended September 30, 2024, an increase of $2,637,415, or 78.40%.

The increase was attributable to:

●	Higher professional fees and advisory costs incurred in connection with the Company’s capital raising and the implementation of its Digital Asset Treasury strategy;
●	Increased compensation and corporate overhead required to support expanded operations, including share-based compensation; and
●	Higher technology, compliance, and custodial-related costs associated with digital asset oversight.

The Company did not incur restructuring or severance expenses in either period.

Interest Expense

Net interest expense totaled $(1,095,132) for the three months ended September 30, 2025, compared to $(1,525,274) for the three months ended September 30, 2024, reflecting lower average borrowings on the Company’s financing facilities.

Change in Fair Value of Digital Assets

The Company recognized a loss of $(18,639,017) related to fair value changes of its digital asset holdings during the three months ended September 30, 2025. The Company did not hold digital assets during the comparable 2024 period.

Other Income

Other income increased to $87,991 for the three months ended September 30, 2025, from $22,830 in the prior-year period, primarily due to addition of the Reichard Corrugated Note.

Income (Loss) Before Income Taxes

Loss before income taxes was $(25,844,216) for the three months ended September 30, 2025, compared to $(3,262,376) for the three months ended September 30, 2024. The increased loss is primarily attributable to the adoption of the Digital Asset Treasury strategy and the resulting fair value losses recognized during the period, as well as lower gross profit and higher SG&A expenses as well as asset write-downs due to the exiting of the liquidation business model for Forever 8.

Income tax expense

Income tax expense was $0 for both periods presented. The Company continues to maintain a full valuation allowance on its net deferred tax assets.

Net income (loss)

Net loss from continuing operations was $(25,844,216) for the three months ended September 30, 2025, compared to $(3,177,373) for the three months ended September 30, 2024.

Nine Months Ended September 30, 2025 versus Nine Months Ended September 30, 2024

The following table sets forth information comparing the components of net (loss) income for the nine months ended September 30, 2025 and 2024:

	Nine months Ended September 30,		Period over Period Change
	2025	2024	$	%

Revenues, net	$22,793,160	$19,298,336	$3,494,824	18.11%
Cost of revenues	20,930,455	14,980,682	5,949,773	39.71%
Gross profit	1,862,705	4,317,654	(2,454,949)	-56.85%

Operating expenses:
Selling, general and administrative	10,683,465	9,614,684	1,068,781	11.11%
Restructuring and severance	-	1,414,838	(1,414,838)	-100.00%
Impairment	-	-	-	0.00%
Total operating expenses	10,683,465	11,029,522	(346,057)	-3.14%
Operating (loss) income	(8,820,760)	(6,711,868)	(2,108,892)	-31.41%

Other (expense) income:
Interest (expense)	(3,660,662)	(4,047,639)	386,977	9.56%
Gain on divestiture	1,231,774	-	1,231,774	100.00%
Gain on extinguishment of liabilities	-	7,427,193	(7,427,193)	-100.00%
Gain on forgiveness of earnout	-	6,100,000	(6,100,000)	-100.00%
Change in fair value of digital assets	(18,639,017)	-	(18,639,017)	-100.00%
Other income	191,858	77,644	114,214	147.12%
Total other income (expense), net	(20,876,047)	9,557,198	(30,433,245)	-318.52%
Income (loss) before income taxes	(19,696,807)	2,845,330	(22,542,137)	-792.29%
Income tax expense (benefit)	(28,793)	-	(28,793)	-100.00%
Net income (loss) from continuing operations	(29,668,014)	2,845,330	(32,513,344)	-1,142.69%
Net income (loss) from discontinued operations	105,553	367,152	(261,599)	-71.28%
Net income (loss)	$(29,562,461)	$3,212,482	$(32,774,943)	$-1,019.96%

Revenue

For the nine months ended September 30, 2025, revenues were $22,793,160, compared to $19,298,336 for the nine months ended September 30, 2024, representing a increase of $3,494,824, or 18.11%. The increase was driven primarily by the Company’s cell phone business.

Cost of Revenues

Cost of revenues increased to $20,930,455 for the nine months ended September 30, 2025, compared to $14,980,682 for the nine months ended September 30, 2024, an increase of $5,9459,773, or 39.71%.

The increase reflects a combination of:

●	Product mix shifts toward lower-margin items;
●	Increased revenues

Gross Profit

Gross profit decreased to $1,862,705 for the nine months ended September 30, 2025, compared to $4,317,654 for the nine months ended September 30, 2024, a decline of $2,454,949.

The decrease resulted from:

●	Write-downs of inventory related to the Company’s exit from the liquidation model;
●	Write-downs of certain accounts receivable associated with customers tied to the liquidation operations whose collectability deteriorated; and
●	Lower overall margin profile of product sales in 2025.

These items reflect the Company’s decision to eliminate unprofitable arrangements, which is expected to benefit future cash flow and margin profile.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses were $10,683,465 for the nine months ended September 30, 2025, compared to $9,614,684 for the nine months ended September 30, 2024, an increase of $1,068,781, or 11.11%.

Operating expenses in 2025 reflects offsetting factors:

●	Increased professional fees, compliance costs, advisory services, and custodial-related expenses associated with the Company’s Digital Asset Treasury strategy and capital markets activities;
●	Reductions in personnel, back-office functions, and corporate overhead compared to 2024, when restructuring actions elevated SG&A; and
●	Increased share-based compensation

Restructuring and severance

Restructuring and severance expenses were $0 for the nine months ended September 30, 2025 compared to $1,414,838 for the same period in 2024. The decrease reflects the completion of headcount rationalization and cost-reduction programs executed in 2024.

Interest Expense

Interest expense was $(3,660,662) for the nine months ended September 30, 2025, compared to $(4,047,639) for the prior-year period, reflecting lower average outstanding balances under the Company’s financing facilities.

Change in fair value of digital assets

The Company recorded a loss of $(18,639,017) related to the change in fair value of its digital asset holdings for the nine months ended September 30, 2025. The Company did not hold digital assets in 2024.

Gain on divestiture

The Company recognized a $1,231,774 gain during the nine months ended September 30, 2025 related to the sale of assets of the Corrugated Packaging Business. There was no comparable gain in 2024.

Gain on forgiveness of earnout

Gain on forgiveness of earnout was $0 for the nine months ended September 30, 2025 versus $6,100,000 for the nine months ended September 30, 2024. The full amount of the earnout rights were forgiven in 2024.

Gain on extinguishment of liabilities

Gain on extinguishment of liabilities was $0 for the nine months ended September 30, 2025 versus $7,427,193 for the nine months ended September 30, 2024.

Income (Loss) Before Income Taxes

Loss before income taxes was $(19,696,807) for the nine months ended September 30, 2025, compared to income before income taxes of $2,845,330 for the nine months ended September 30, 2024. The variance is primarily attributable to:

●	The absence of significant nonrecurring 2024 gains;
●	Gross profit pressures related to inventory and A/R write-downs; and
●	Fair value losses on digital assets in 2025.

Income tax expense

Income tax benefit was $(28,793) for the nine months ended September 30, 2025, compared to $0 for the nine months ended September 30, 2024. The Company continues to maintain a full valuation allowance on its net deferred tax assets.

Net income (loss)

Net loss was $(29,562,461) for the nine months ended September 30, 2025, compared to net income of $3,212,482 for the nine months ended September 30, 2024.

Liquidity and Capital Resources

Overview

Our liquidity position changed significantly during the quarter as a result of (i) the PIPE and ATM capital raises, (ii) the deployment of capital into digital assets as part of the DAT Strategy, and (iii) the ongoing financing needs of the Forever 8 operating business. We believe our current liquidity, including cash, cash equivalents, stablecoins, and other liquid digital assets, is sufficient to meet anticipated operating needs for at least the next twelve months.

Liquidity Profile

As of September 30, 2025, our immediate liquidity consisted of cash and cash equivalents, stablecoins, and other liquid digital assets. We actively manage working capital by converting stablecoins and other digital assets to U.S. dollars to meet operating needs. We believe our cash and stablecoins provide sufficient liquidity for at least the next 12 months.

Sources of Liquidity

PIPE Financing

The PIPE generated $270 million in gross proceeds, representing the most significant source of liquidity during the period.

ATM Program

We raised additional capital during the quarter under our ATM program. Proceeds were used to acquire digital assets and fund working capital needs.

Forever 8 Credit Facilities (Series A, B, C, and D)

Forever 8 continues to rely on its secured inventory financing facilities (the “Forever 8 Facilities”), which remain active and available.

In the aggregate, these facilities provide:

●	Interest rates ranging from 15% to 18% per annum
●	Unused commitment fees of approximately 5% per annum
●	A revolving draw structure through “Initial Loan Advances” and “Subsequent Draws” from lender-controlled escrows
●	Collateral in the form of Forever 8 inventory, equipment, and related proceeds

As of September 30, 2025, Forever 8 had approximately $10.1 million outstanding under these facilities and additional availability to support ongoing inventory purchases.

Digital Assets as Liquidity

Certain digital assets—particularly U.S. dollar-denominated stablecoins—function as near-cash liquidity sources and may be converted to U.S. dollars as needed.

Uses of Liquidity

Digital Asset Purchases

We deployed a substantial portion of PIPE and ATM proceeds to acquire digital assets totaling $287 million at fair value as of period end.

Forever 8 Inventory Funding

Forever 8 uses liquidity to support inventory purchasing activities on behalf of e-commerce merchants. These requirements are funded through:

●	Operating cash flows
●	Digital asset conversions
●	Borrowings under the Forever 8 Facilities

Operating and Corporate Needs

Liquidity is also used to support routine corporate expenses, personnel, professional fees, vendor obligations, and other working capital needs.

Subsequent Events Affecting Liquidity

Subsequent to September 30, 2025, we (i) acquired additional digital assets of approximately $71 million. We also (ii) issued $[●] million of equity under the ATM. These subsequent events do not change our conclusion regarding liquidity sufficiency for the next 12 months.

Future Liquidity Considerations

Our liquidity in future periods will be influenced by:

●	The fair value of digital assets held under the DAT Strategy
●	Market conditions affecting potential capital raises
●	Working capital needs of Forever 8
●	Digital asset market liquidity and volatility
●	Regulatory developments affecting digital asset custody, trading, and classification
●	Broader macroeconomic conditions impacting e-commerce demand

Based on current conditions, we believe our liquidity resources are sufficient to support both our operating business and Digital Asset Treasury Strategy for at least the next twelve months.

Cash Flows

Since inception, Eightco and its subsidiaries have primarily used its available cash to fund its operations. The following table sets forth a summary of cash flows for the periods presented:

	For the Nine Months Ended September 30,
	2025	2024
Cash (used in) provided by:
Operating Activities	$(1,279,248)	$(1,085,865)
Investing Activities	(304,865,683)	(47,685)
Financing Activities	329,618,207	(1,707,834)
Net increase (decrease) in cash and restricted cash	$23,473,276	$(2,841,384)

Cash Flows for the Nine Months Ended September 30, 2025 and 2024

Operating Activities

Net cash used in operating activities was 1,279,248 during the nine months ended September 30, 2025, which consisted primarily of the net loss of $29,562,461 impacted by noncash items related to gain on divestiture of 1,231,774 offset depreciation and amortization of $1,764,410, amortization of debt issuance costs of $750,000, shared-based compensation of $2,476,906, change in fair value of digital assets of $18,639,017 and changes in assets and liabilities of $5,884,654.

Net cash (used in) operating activities was ($1,085,865) during the nine months ended September 30, 2024, which consisted primarily of net income of $3,212,482, depreciation and amortization of $1,831,064, amortization of debt issuance costs of $1,087,750, and changes in assets and liabilities of $5,830,511 offset largely by gain on extinguishment of liabilities of $7,427,193 and gain on forgiveness of earnout of $6,100,000.

Investing Activities

Net cash used in investing activities was $304,865,683 during the nine months ended September 30, 2025 compared to $47,685 for the nine months ended September 30, 2024. The increase in net cash used in investing activities is largely attributable to the purchase of digital assets related to our Digital Asset Treasury strategy.

Financing Activities

Net cash provided by financing activities was $329,618,207 during the nine months ended September 30, 2025 compared to net cash used in financing activities of $1,707,834 for the nine months ended September 30, 2024. The change was largely attributable to the PIPE and ATM transactions that general net proceeds for $329,852,895 through the issuance of common stock..

The Company did not have any off-balance sheet arrangements as of September 30, 2025.

Known Trends, Events, Uncertainties and Factors That May Affect Future Operations

Our results and liquidity may be materially affected by:

●	Digital asset market volatility, including price, volume, and spreads for WLD/WCWLD and other tokens;
●	Regulatory developments affecting custody, stablecoins, or exchange operations and their impact on access, withdrawals, or pricing;
●	Custodian concentration and counterparty risk, including operational incidents, solvency, or cybersecurity;
●	Capital markets conditions impacting our ability to raise additional equity via PIPE or ATM transactions;
●	Interest rate levels influencing borrowing costs under the Forever 8 Facilities and customer demand for inventory financing; and
●	Macro factors (consumer demand, e-commerce trends, geopolitics, inflation, and credit availability).

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

See Note [      ] for fair value hierarchy, principal markets, and realized/unrealized gains and losses recognized in the period.

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

Management has concluded that the material weakness described above currently exists as of September 30, 2025. We continue to remediate the material weakness identified as of December 31, 2024, which persisted at September 30, 2025. During Q4 2025 and into 2026 we are: (i) augmenting accounting resources (including SEC reporting and technical accounting) to improve the timeliness and quality of period-end close; (ii) formalizing and documenting key controls over the financial close, including reconciliations, review controls, and segregation of duties; (iii) implementing enhanced IT-dependent manual controls to support completeness and accuracy of reports used in controls; and (iv) engaging external advisors to assist with design, implementation, and testing of internal controls.

Digital Asset Treasury Control Environment. In connection with the DAT Strategy, management designed and began implementing controls over (a) authorization of digital asset acquisitions and dispositions, (b) wallet/custody address verification, multi-factor approvals, and key-access governance, (c) reconciliation of on-chain balances and custodian statements to the general ledger, (d) fair value measurement (including principal market determination and pricing validation), and (e) disclosure controls. We will continue to evaluate and enhance these controls in subsequent quarters.

Changes in Internal Control over Financial Reporting

Other than (i) the changes implemented in connection with the Digital Asset Treasury Control Environment and (ii) the remediation actions described above, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2025.

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

ITEM 1A. RISK FACTORS

An investment in our securities involves certain risks. Before deciding to invest in our common stock, you should consider carefully the following discussion of risks and uncertainties affecting us and our securities, together with other information in this Quarterly Report. Our business, business prospects, financial condition or results of operations could be seriously harmed as a result of these risks. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial, also may materially and adversely affect our business, financial condition and results of operations. Please also read carefully the section below entitled “Cautionary Note Regarding Forward-Looking Statements and Summary Risk Factors.”

Supplemental Risks Related to Our Digital Asset Treasury Business

The following risk factors represent material changes to the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, and should be read in conjunction with the risk factors disclosed therein. Except as described below, there have been no material changes to the risk factors previously disclosed.

Our Digital Asset Treasury (“DAT”) Strategy exposes us to significant volatility and potential losses, and may materially affect our financial condition and results of operations.

In September 2025, we adopted a Digital Asset Treasury Strategy under which a substantial portion of our liquidity, including proceeds from financing transactions, is allocated to the acquisition and holding of digital assets. Digital asset markets are highly volatile and historically subject to significant price fluctuations. As of September 30, 2025, we held approximately $287 million of digital assets measured at fair value under ASU 2023-08. Future fluctuations in the prices of these assets, including Worldcoin (WLD and WCWLD), Ethereum (ETH), and other crypto assets, may result in material gains or losses in our consolidated statements of operations.

Significant declines in digital asset prices may reduce our liquidity, impair our ability to execute our operating strategy, reduce the value of our balance sheet, and adversely affect our stock price.

The fair value measurement model required under ASU 2023-08 may increase earnings volatility.

Effective January 1, 2025, we adopted ASU 2023-08, which requires us to measure eligible digital assets at fair value, with changes recognized in net income each reporting period. As a result, our earnings will be sensitive to short-term price movements in digital asset markets. This may produce material period to period volatility, reduce comparability to prior periods, and result in losses independent of our operating performance.

We may be unable to liquidate digital assets at favorable prices or in a timely manner due to limited market liquidity or trading halts.

Digital asset markets may experience illiquidity, exchange outages, trading halts, or disruptions. Some of our digital assets are custodied or executed through a limited number of regulated and unregulated trading venues. In periods of high volatility or market stress, we may be unable to convert digital assets into fiat currency at acceptable prices or within required timeframes, which may impair our ability to satisfy operational or financing needs.

Digital asset custody, exchange, and counterparty risks may expose us to loss of assets.

We rely on third-party custodians and trading counterparties, including Kraken, Coinbase, and FalconX, to safeguard and execute transactions relating to our digital assets. The digital asset industry has experienced failures of exchanges, custodians, trading firms, and stablecoin issuers. A cybersecurity breach, insolvency, operational failure, or misappropriation at any custodian or counterparty could result in partial or total loss of our digital assets, which would materially and adversely affect our financial condition.

We may need additional capital in the future, and our access to financing may be adversely affected by volatility in digital asset markets.

Although we raised significant capital during the quarter through a PIPE and through our ATM program, our future liquidity and capital raising capacity may depend on the value of our digital asset holdings and capital market conditions. Material reductions in digital asset prices could limit our ability to raise capital on favorable terms, or at all, which could adversely affect our operations and strategic plans.

Risks Related to the Company’s Business and Worldcoin Treasury Strategy

We have adopted a digital asset treasury strategy with a focus on WLD, and we may be unable to successfully implement this new strategy.

We have adopted a digital asset treasury primarily dedicated to WLD, including acquisitions of WLD, including through a process similar to staking and other decentralized finance activities. There is no assurance that we will be able to successfully implement this new strategy or operate Worldcoin-related activities at the scale currently anticipated. Worldcoin is an ERC-20 token operating on the Ethereum Mainnet. The identity layer (iris verification, World identification credentials and the Orb hardware network) is built entirely off-chain. This business requires specialized employee skillsets and operational, technical and compliance infrastructure to support WLD and identity-layer activities. This also requires the implementation of different security protocols and treasury management practices and adherence to privacy laws. Further, there is ongoing scrutiny and limited formal guidance from regulatory agencies, including Nasdaq and the Securities and Exchange Commission (the “SEC”), with respect to the treatment of public company cryptocurrency strategies. There is no assurance that we will be able to execute this strategy by building out the needed infrastructure within the timeframe that we currently anticipate. Errors by key management could result in significant loss of funds and reduced rewards. As a result, our shift towards WLD could have a material adverse effect on our business and financial condition.

Our shift towards a Worldcoin-focused treasury strategy requires substantial changes in our day-to-day operations and may expose us to significant operational risks.

Our shift towards a WLD treasury-focused strategy, including decentralized finance activities, exposes us to significant operational risks. The Worldcoin ecosystem rapidly evolves. The upgrades may require that we incur unanticipated costs and could cause temporary service disruptions to the Worldcoin network. We may also need to employ third-party service providers in our operations, which may introduce risks outside of our control, including significant cybersecurity risks. Any of these operational risks could materially and adversely affect our ability to execute our WLD treasury strategy and may prevent us from realizing positive returns and could severely hurt our financial condition.

We intend to purchase more WLD, the price of which has been, and will likely continue to be, highly volatile. Our operating results and share price may significantly fluctuate, including due to the highly volatile nature of the price of such digital assets and erratic market movements.

We intend to purchase or otherwise acquire more WLD for the furtherance of our digital asset treasury operations. Digital assets, such as WLD, generally are highly volatile assets, including as a result of shifts in market sentiment, speculative trading, macroeconomic trends, technology-related disruptions and regulatory announcements. Our operating results and share price may significantly fluctuate, including due to the highly volatile nature of the price of such digital assets and erratic market movements. In addition, digital assets do not pay interest or other returns, unless utilized in financial applications, and so the ability to generate a return on investment from the net proceeds of any capital raising activities will depend on whether there is appreciation in the value of digital assets following our purchases, which is highly speculative. Future fluctuations in digital asset trading prices may result in our converting digital assets into cash with a value substantially below what we paid for such digital assets. There is no guarantee that digital assets such as WLD will continue to represent any measure of value. Any decreases in the value of WLD could have a material adverse effect on our financial condition and results of operations. See also “—Ownership of WLD is believed to be highly concentrated.”

The concentration of our WLD holdings enhances the risks inherent in our Worldcoin-focused strategy.

The intended concentration of our WLD holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our Worldcoin-focused strategy. Any future significant declines in the price of WLD could have a pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets. See also “—Ownership of WLD is believed to be highly concentrated” and “—We intend to purchase WLD, the price of which has been, and will likely continue to be, highly volatile. Our operating results and share price may significantly fluctuate, including due to the highly volatile nature of the price of such digital assets and erratic market movements.”

In connection with our WLD treasury strategy, we expect to interact with various smart contracts deployed on the Worldcoin network, which may expose us to risks and technical vulnerabilities.

In connection with our WLD treasury strategy, including decentralized finance activities, we expect to interact with various smart contracts deployed on the Ethereum network in order to optimize our strategy and generate income. Smart contracts are self-executing code that operate without human intervention once deployed. Although smart contracts are integral to the functionality of decentralized finance applications, they are subject to many known risks such as technical vulnerabilities, coding errors, security flaws, and exploits. Any vulnerability in a smart contract we interact with could result in the loss or theft of WLD or other digital assets, which could have a materially adverse impact on our business. In addition, certain smart contracts are upgradable or subject to certain governance controls which could result in unforeseen code errors, asset or account freezing, or the loss of digital assets. A vulnerability in a smart contract could create an unintended and unforeseeable consequence that has adverse financial consequences, such as the loss of or inability to access funds. There is no assurance that the smart contracts we integrate with or rely upon will function as intended or remain secure. Exploitation of such vulnerabilities could have a material adverse effect on our business and financial condition.

Part of our future business strategy may include acquisitions and investments in companies with Worldcoin-focused or blockchain strategies, and there are risks associated with the integration of any assets or operations acquired and our ability to manage those risks. In addition, we may be unable to make attractive acquisitions or successfully integrate acquired businesses, assets or properties, and any inability to do so may disrupt our business and hinder our ability to grow.

We intend to pursue a strategy focused on both WLD accumulation and future acquisitions. Accordingly, in the future we may make acquisitions of businesses or assets that we expect to complement or expand our current assets. However, we may not be able to identify attractive acquisition opportunities in the future. Even if we do identify attractive acquisition opportunities, we may not be able to complete the acquisition or do so on commercially acceptable terms. No assurance can be given that we will be able to identify additional suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets.

The success of any acquisition will depend on our ability to integrate effectively the acquired business or asset into our existing operations. The process of integrating acquired businesses and assets may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. The integration of acquisitions is a complex, costly and time-consuming process, and our management may face significant challenges in such process. Some of the factors affecting integration will be outside of our control, and any one of them could result in increased costs and diversion of management’s time and energy, as well as decreases in the amount of expected revenue. Our failure to achieve consolidation savings, to incorporate the acquired businesses and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material and adverse effect on our financial condition and results of operations.

Additional ability to achieve the objectives of our business strategy depends in significant part on our ability to obtain equity and debt financing. If we are unable to obtain equity or debt financing on favorable terms or at all, we may not be able to successfully execute on our business strategy.

Decentralized finance arrangements may expose us to risks of smart contract risk, operational failures and cybersecurity threats.

From time to time, we may generate income through the use of digital assets including WLD or stablecoins in decentralized protocols including decentralized finance (“DeFi”) applications. DeFi applications include over-collateralized borrow-lend vaults, token-exchange pools, and other financial or commercial arrangements. Although these protocols are largely designed to limit counterparty risk in transactions, they introduce novel risks relating to software code bugs, liquidation risks, and governance risks that are designed to operate in decentralized environments but can be subject to failures or exploits. In addition: (a) network congestion or downtime can increase the likelihood of asset loss or liquidation; (b) the volatility of digital assets deployed into DeFi applications may increase the likelihood of liquidation due to market downturns, liquidity crises, governance attacks or other exploits, leading to substantial financial losses; (c) the uncertainty in the accounting treatment of certain DeFi applications; (d) DeFi applications generally operate on a user-to-protocol basis where a user of a DeFi application does not know the identity of other parties utilizing the DeFi application; and (e) the use of monitoring and forensics software to mitigate risks of engaging in DeFi application may not prevent engaging in DeFi pools that are also used by bad actors.

The Company will face risks relating to the custody of its digital assets. If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our private keys, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our digital assets and our financial condition and results of operations could be materially adversely affected.

We expect our primary counterparty risk with respect to our WLD will be custodian performance obligations under the custody arrangements we have entered into. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, SEC enforcement actions against other providers, or placement into receivership or civil fraud lawsuit against digital asset industry participants have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. Legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

While our custodians are subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially held WLD will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our WLD holdings, we would become subject to additional counterparty risks. We will need to carefully evaluate market conditions, including price volatility as well as service provider terms and market reputations and performance, among others, prior to implementing any such strategy, all of which could affect our ability to successfully implement and execute on any such future strategy. These risks, along with any significant non-performance by counterparties, including in particular the custodian or custodians with which we will custody substantially all of our WLD, could have a material adverse effect on our business, prospects, financial condition, and operating results.

We face risks relating to the use of third-party trading platforms in connection with our Worldcoin-focused strategy.

[NTD – intend or already have?] We intend to use third-party trading platforms and over-the-counter brokers to purchase WLD for our treasury. However, the entities with which we [NTD – have entered into?] enter into agreements may close, go bankrupt, or change their business direction, and we may no longer be able to utilize them to implement our strategy. If we cannot find replacement counterparties, it may severely adversely impact our strategy. We also may be forced to enter into agreements that do not have favorable terms, which could have a material adverse effect on our business, financial condition or the results of our operations.

The irreversibility of digital asset transactions exposes us to risks of theft, loss and human error, which could negatively impact our business.

Digital asset transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the processing power on that digital asset network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of digital assets or a theft of digital assets generally will not be reversible, and we may not be capable of seeking compensation for any such transfer or theft.

Although we plan to regularly transfer digital assets to or from vendors, consultants and services providers, it is possible that, through computer or human error, or through theft or criminal action, such assets could be transferred in incorrect amounts or to unauthorized third parties.

To the extent we are unable to seek a corrective transaction to identify the third party which has received our digital assets through error or theft, we will be unable to revert or otherwise recover the impacted digital assets, and any such loss could adversely affect our business, results of operations and financial condition.

We are subject to significant competition in the growing digital asset industry and the Company’s business, operating results, and financial condition may be adversely affected if the Company is unable to compete effectively.

Following the launch of the Company’s digital asset treasury strategy, the Company operates in a competitive environment and will compete against other companies and other entities with similar strategies, including companies that may have significant holdings in WLD and other digital assets, and the Company’s business, operating results, and financial condition may be adversely affected if the Company is unable to compete effectively.

Our dependence on a strategic advisor exposes us to significant risks regarding the operation of our business.

We rely on Worldcoin Tower Instance LLC to provide guidance on our treasury management with respect to operational, strategic, capital deployment, and other advice, including the overall business, operations, strategic planning, growth initiatives, and industry trends in the digital asset and technology sectors. Our dependence on this advisor exposes us to significant risks regarding the operation of our business. If the advisor engages in fraudulent, negligent, or otherwise improper conduct, including regulatory violations, or suffers reputational harm from unrelated activities, our business and the market perception of the Company could be materially and adversely affected. Further, the advisor’s own operational, financial, and technological competencies will directly reflect on the operation of our business. There may be key employees or key service providers that have a significant impact on our business that the advisor no longer employs or has a relationship with, which could have a material and adverse impact on the operation of our business. Because certain decisions may be influenced by this advisor’s recommendations, its misjudgments or conflicts of interest could lead to losses, strategic errors, delays and loss of investment opportunities that may negatively impact our operations, token economics, and growth. We may have limited ability to monitor or control the advisor’s activities or to recover damages if it fails to perform. Further, the advisor in the strategic operating agreement is not bound by any time commitment for providing its services. If the advisor fails to advise effectively because it is too busy or otherwise, we may not get the benefit of the services, which could cause a material and adverse impact on the Company.

Risks Related to Worldcoin

Opaque governance, concentration of ownership, and a potential lack of meaningful separation between the World Foundation and Tools for Humanity may create conflicts of interest; material decisions may be made to the detriment of third-party holders of WLD and could also adversely affect the value of WLD and the Company.

Tools for Humanity, a for-profit company, was created to develop and operate the core hardware and software behind the WLD protocol. It established the World Foundation as a separate non-profit entity to steward the protocol. The World Foundation relies on Tools for Humanity for engineering, product and operational execution and it may provide WLD as consideration for these services. According to Worldcoin’s blog, the total supply of WLD when launched was 10 billion. Before launch, 75% of the total WLD were allocated to the World Foundation (the “WF WLD”), and 25% of the total of WLD were allocated to Tools for Humanity, those individuals linked to the owners of Tools for Humanity, and other early founders of Tools for Humanity (the “TFH WLD”). As of April 2025 [NTD – can this be updated?], about 1.3 billion or 13% of the total supply was in circulation.

The timing and conditions under which the tokens are released into circulation are important to understand the governance of the WLD ecosystem and the potential impact on the value of WLD. While the World Foundation and Tools for Humanity are legally separate entities and have separate allocations, the decision-making authority governing when and how tokens are released may rest with a small group of individuals. The allocations and governance of TFH WLD and WF WLD are governed by arrangements that are not transparent to the public, and there is no autonomous on-chain code, third party reporting, audit or other objective processes that tie the statements made to the public to those actions of World Foundation or Tools for Humanity.

With respect to WF WLD, it is unclear what the WF WLD release schedule is, but it is purportedly determined based upon the number of WLD users in the public. According to Worldcoin’s blog, the decision as to when to release the WF WLD currently rests with the World Foundation’s Board of Directors. The composition of the Board of Directors is disclosed as Chris Waclawek, Phillip Sippl, Weinberger Ventures GmbH and a Cayman Islands based professional director. It is not disclosed as to how they are compensated, and it is possible they are compensated in WLD. It is also possible that the Board of Directors and the World Foundation employees overlap with or are connected to Tools for Humanity. Because there is no transparency as to how the decisions related to the user-reward programs, airdrops and the release of WF WLD, there is a risk that they may act in their self-interest, including the risk of inequitable distribution, concentration of token ownership, self-dealing and acting on inside information.

These risks are also applicable to the release schedule for Tools of Humanity. The release schedule for TFH WLD is a disclosed 5-year lock-up period (released daily, in a linear fashion). The unlocking of TFH WLD commenced in July of 2023 and will end in July of 2028. However, the original lock-up period was amended by Tools for Humanity from a 3-year period to a 5-year period in 2024 and there is no assurance that this schedule will not be amended again. The release schedule may be amended at any time at the discretion of insiders and without notice to the public.

Tools for Humanity’s and the World Foundation’s executives, employees and investors are likely significant beneficiaries of WLD allocations. Releases of WLD could be made in ways that conflict with the interest of public token holders, including through accelerated releases during favorable market conditions or based upon internal funding needs. In addition, there could be a misalignment between insiders seeking liquidity and community members seeking network stability. These factors may disrupt market dynamics, depress or increase WLD prices, and create actual or perceptions of insider advantage that deter broader participation and have an adverse impact on WLD. Public materials indicate that the intent is for governance of WLD to be transferred to the WLD user community. However, there is no process as to how or when this will happen. As a result, the disclosed objective to create a decentralized autonomous organization for WLD may take significant time or may never be met. Given the conflicts of interest, the lack of transparency, and the risks of self-dealing, the value of WLD may decline significantly, even to zero. If the value of WLD were to decline, any negative decline could materially and adversely impact the Company’s operations and financial condition and could result, in extreme circumstances, in the Company’s insolvency.

The Worldcoin ecosystem has a limited operating history.

Worldcoin, launched in 2023, is an early-stage project with a limited operating history. Developers, consumers and businesses may not adopt Worldcoin’s technology, and we believe that Worldcoin’s adoption will likely depend on significant protocol development and differentiation in a highly competitive market. A failure to scale, unexpected technical flaws, privacy issues or the lack of engagement could materially reduce demand for WLD and adversely affect their value.

The World Foundation was established to govern the Worldcoin ecosystem by Tools for Humanity, which was founded by Sam Altman. Although Mr. Altman has been successful with other ventures, there is no assurance that Worldcoin will also be successful.

Because our treasury strategy is currently focused on holdings of WLD, our treasury assets are highly dependent upon the value and performance of the WLD ecosystem. If the WLD ecosystem fails to achieve its objective, or has significant setbacks or delays, the value of WLD may severely decline, which could materially and adversely impact the value of the Company’s treasury assets, the liquidity of the Company, and our financial condition, which could have a substantial impact on the value of the Company’s common stock.

Worldcoin’s credibility and direction are heavily tied to founder Sam Altman and other key employees. WLD tokens may represent a substantial portion of these individuals’ wealth, which concentrates influence and creates uncertainty over how personal decision, priorities and sales might hurt the ecosystem.

Worldcoin’s credibility is heavily dependent on the reputation of founder Sam Altman, in addition to its founding team and key early contributors that include, but are not limited to, Alex Blania, Max Novendstern, Adrian Ludwig, Damien Kieran and Ajay Patel. The departure, diminished participation, or reputational issues of these individuals could disrupt governance, slow development, or weaken market confidence of WLD and the Company. In addition, their concentrated token holdings create the possibility of significant market impact should the insiders choose to make announcements, share information, sell or transfer positions. In particular, to the extent that Sam Atman, believed to be a large holder of WLD, or other of the key early contributors make personal decisions or priorities that do not support WLD or that the market does not perceive as favorable to WLD, this could have an adverse impact on the ecosystem, the value of our treasury assets and our stock price. Even if the project transitions to a decentralized autonomous organization, a small number of “whale” holders could dominate votes, frustrating efforts to build an open, community-driven model.

Early token allocations could create long-term misalignment between insiders seeking liquidity and community members seeking network stability. All of these factors could create significant friction in the growth of the WLD ecosystem, which could have an adverse impact on the value of the Company’s common stock.

Liquidity of WLD is not guaranteed, and WLD could be subject to manipulation.

Adequate liquidity of WLD is not guaranteed. Venues that offer WLD trading may not be transparent about their liquidity and order flow, and they may be subject to limited regulations. These factors may create opportunities for manipulative practices, such as wash trading, pump and dump schemes and other means of artificial price support. Limited independent oversight makes it difficult to assess whether price discovery is organic or influenced by external factors, which could have an adverse impact on the value and reputation of WLD.

In addition, the illiquidity of WLD is likely to have a direct impact on the execution and success of the Company’s treasury strategy. If, for example, the Company’s treasury needs liquidity and there is no or an insufficient liquid market for WLD, the Company may have to request liquidity from large holders of WLD. To date, the Company has primarily acquired WLD via over-the-counter purchases through trading desks. Additionally, the Company has plans to purchase WLD directly from existing large holders. These transactions may not be successful and the Company may determine that the terms of offers from such holders, or any future holders, to be off-market and not favorable to the Company. Without liquidity, the offer to sell or buy WLD may be at prices or terms that are not commercially reasonable. It may also mean that the Company may not be able to fulfill its treasury strategy if it cannot source or sell WLD or it can only do so at prices it deems unreasonable. The illiquidity of WLD, if it continues, is likely to have a material adverse effect on the value of the Company’s common stock.

Privacy risks from biometric verification are extensive and may lead to significant barriers to entry.

Worldcoin’s identity-verification process relies on collecting biometric data through its Orb iris-scanning hardware. Because an iris pattern is a unique biometric identifier, there are numerous concerns about how that data is protected, retained, used, controlled and deleted, in addition to what happens to the data if it is stolen and fraudulently used. Regulators globally have opened inquiries or expressed concern regarding data protection and privacy due to its biometric collection practices through Worldcoin’s Orb iris-scanning device. The concern about the risks of biometric data has been linked to privacy issues in other contexts. For example, in the U.S., while the Health Insurance Portability and Accountability Act (“HIPAA”) does not apply directly, the statute illustrates the heightened security standards regulators evaluate when considering biometric data, including HIPAA’s standards for encryption, consent, data protection and breach notification. There are additional privacy concerns that are relevant under applicable law, such as the accuracy of data, the age of the participants, cross-border transfers, and national security implications, all of which may heighten regulatory scrutiny. There are also risks, such as key employees that may be focused on building an infrastructure to enter new markets, and obtaining new users may otherwise be focused on building an infrastructure that complies with multiple different and inconsistent regulatory frameworks. Litigation and regulatory scrutiny can take significant amounts of time and resources and create uncertainty, which can lead to business delays, which may threaten the business overall even if the product is ultimately found to be acceptable. If Worldcoin is unable to comply with these regulations, adoption of Worldcoin technology and the utility of WLD may be limited. Collectively, these privacy concerns could present substantial barriers to adoption and could materially and adversely affect the value and long-term viability of WLD tokens and the Worldcoin project, which, because of the Company’s focus on its WLD treasury strategy, could have an adverse impact on the value of the Company’s common stock.

Worldcoin’s requirement for in-person iris scans could create a significant adoption barrier compared to digital-only identity systems.

Worldcoin’s reliance on in-person iris scanning through proprietary Orb devices may present a significant hurdle to Worldcoin’s adoption. Digital-only identity protocols or other Web3 self-sovereign identity platforms allow users to enroll and verify their identities online. However, Worldcoin requires individuals to locate and travel to an Orb operator and undergo a physical biometric capture. According to Worldcoin’s blog, more than 1,500 Orb centers are active as of April 2025 [NTD – can this be updated?] in 23 countries. This extra step of going to an Orb may slow user growth, particularly in regions where Orb coverage is limited, travel is difficult, religious norms discourage biometric sign-ups, or regulatory frameworks do not allow biometric capture. Orbs may not be broadly available, for example, they are not currently available in the New York metropolitan area. These barriers for adoption could cause Worldcoin to fall behind competing companies that offer identity solutions that are potentially less privacy-invasive or difficult to undergo, negatively impacting the value of WLD and therefore the value of the Company’s common stock.

Worldcoin’s biometric data is a high-value attack target for cyber-criminals and other bad actors.

Worldcoin and other digital assets and the entities that provide services to participants in blockchain ecosystems have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers.

Worldcoin’s operations specifically involve the collection and storage of sensitive biometric information, which makes it an attractive target for sophisticated cyber-criminals and other bad actors. Unlike passwords or credit card numbers, biometric traits are permanent and cannot be re-issued, so any compromise could cause irreversible harm to affected individuals and expose Worldcoin to legal and reputational consequences. The market value of biometric data is significant; stolen iris templates can be used to create deepfakes, spoof identity systems, and facilitate account takeovers in financial, governmental, and healthcare contexts. Attackers may attempt to circumvent Worldcoin’s safeguards through creative and unconventional methods.

A successful security breach or cyberattack could result in:

●	a partial or total loss of our digital assets in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our digital assets;
●	harm to our reputation and brand;
●	improper disclosure of data and violations of applicable data privacy and other laws; or
●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader Worldcoin ecosystem or in the use of the Worldcoin network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to Worldcoin, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia and Israel conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the Worldcoin industry, including third-party services on which we rely, could materially and adversely affect its financial condition and results of operations.

Breaches could also lead to class action litigation, regulatory investigations, mandatory breach notifications, substantial fines under the EU GDPR, India’s DPDP Act, or similar regimes, a permanent loss of user trust, or damage to the ecosystem, among other risks. Even if a hack or breach does not actually occur and is only an advertised threat, for example through social media, any publicity about a breach or a hack could cause regulatory scrutiny and severe reputational risk. Because Worldcoin’s system links each user’s biometric “uniqueness” to a persistent digital identity and many have been given tokens, any compromise could also cause a manipulation of governance votes across the network if the hack is large enough. These factors, many of which are outside Worldcoin’s direct control, represent a material and continuing risk to its business, financial condition, and reputation, potentially having an adverse impact on the value of the Company’s common stock.

Opposition and accusations of “data colonialism” toward large-scale biometric systems could limit Worldcoin’s acceptance and trigger regulatory backlash.

Worldcoin’s global collection of biometric identifiers exposes it to heightened reputational risk and criticism from civil groups, privacy advocates, and non-governmental organizations (“NGOs”) that view all organizations collecting biometric data from individuals as a form of “data colonialism.” Particularly in the Global South, technology companies and investors in wealthier nations that collect personal biometric data may be considered entities that are replicating historical patterns of exploitation by providing technology companies and investors financial incentives to vulnerable communities in exchange for very valuable personal data that may be used beyond the purpose of establishing an identity. These groups argue that individuals in lower-income regions may have limited understanding of the use of the data required to give fully informed consent. Opposition of this kind can produce both regulatory and reputational consequences. While regulatory scrutiny is a risk, even in the absence of regulatory scrutiny, public criticism regarding privacy practices could damage the project’s brand. With social media increasing the ability to communicate to large numbers of people in a short period of time, negative public sentiment could occur quickly. Negative public sentiment could discourage new users from enrolling and cause current users to close out their accounts. Loss of public confidence would likely limit market expansion, weaken strategic partnerships, and reduce liquidity or demand for WLD, regardless of the project’s legal compliance. Allegations of data colonialism or exploitation could discourage Orb operators, enterprise partners and prospective users from engaging with Worldcoin, slowing adoption even in markets where the system is legal. Negative media coverage, NGO reports, or coordinated campaigns could also lead to investigations, mandatory audits, and costly compliance obligations, any of which could materially reduce user growth, impair token demand, and damage Worldcoin’s long-term prospects. Any of these events could have an adverse impact on the value of the Company’s common stock.

Worldcoin’s proof-of-personhood model, on its own, is likely to not comply with current global KYC/AML requirements in many jurisdictions, including in the US, UK and EU; the model of biometric scanning replaces the obligation to deliver documentation of a person’s country of origin and proof of residence, for example, and therefore by itself is non-compliant with existing frameworks. Systems liked Wordcoin’s “proof-of-personhood” do not verify identity but verify uniqueness.

Worldcoin’s “proof-of-personhood” approach, which verifies that each participant is a unique human through biometric scanning while allowing them to remain pseudonymous, is likely to not comply by itself with current know-your-customer (“KYC”) and anti-money laundering (“AML”) obligations in many jurisdictions. Financial services and virtual asset regulations in the United States, the European Union, India, and numerous other markets require service providers to collect and retain personally identifying information, such as legal name, government-issued identification, and address, particularly if the transaction involve the transfer of financial assets. By design, Worldcoin’s business directly conflicts with AML and KYC processes. Interestingly, the processes were developed because of the pseudonymous ecosystem of digital assets. In 2019, the Financial Action Task Force (“FATF”) adopted global standards for virtual asset service providers (“VASPs”) requiring them to verify their customer’s identity and share sender and recipient information (the “Travel Rule”). Jurisdictions that fail to implement the FATF VASP standards risk being placed on the FATF “grey” or “black” lists, which could limit access to global banking systems and international financial assistance.

Worldcoin’s current proof-of-personhood model presents an inherent conflict with the existing VASP framework’s requirement for traceable, legally verifiable customer identification. Because Worldcoin’s business model does not contemplate the manual collection and storage of key information, the process does not comply with AML and KYC laws. This structural tension could lead regulators to view Worldcoin’s compliance program as inadequate on its own, even if Worldcoin complies with the spirit of AML and KYC. Given the significant regulatory requirements in many countries and the global importance of FATF and the Travel Rule, Worldcoin may have to either seek an exemption or change in law in order to operate. This process could take months or years, may not ultimately be possible in many countries, and violation of these laws could lead to significant fines. Any of the foregoing could impede Worldcoin’s adoption and adversely impact the value of the Company and its common stock.

Worldcoin is created and transmitted on a public blockchain network, Ethereum, which is a decentralized peer-to-peer network of computers running the Ethereum protocol. If the Ethereum network is disrupted or encounters any unanticipated difficulties, including power outages or grid failures, the value of WLD could be negatively impacted and there could be significant impact on the operation of financial and other markets.

Worldcoin has no ability to prevent or correct network disruptions, including power outages or grid failures. If the Ethereum network is disrupted or encounters any unanticipated difficulties, then the processing of transactions of Worldcoin may be disrupted, which in turn may prevent us from depositing or withdrawing WLD from our accounts with our custodian or otherwise affecting WLD transactions. Any disruption of the Ethereum network could materially impact the ability of the Company to transfer or sell WLD, and the price of WLD would likely decrease.

In addition, if Worldcoin’s business objective were to be widely adopted, the reliance upon Worldcoin’s proof-of-personhood model could create significant difficulties in many industries that rely upon the Worldcoin model if there were a power disruption. For example, if Worldcoin’s model were to be incorporated in financial transactions, and the Ethereum network was disrupted, it is possible that there could be difficulty for financial markets to operate generally. Users could theoretically lose access to the bank balances or not be able to make financial transactions. Adverse developments tied to the inability to use the Worldcoin network could result in a material reduction in the value of WLD, and could render WLD worthless, which would have a material, adverse impact on the Company and the value of its common stock.

Risks Related to Cryptocurrency

WLD and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty, which could materially adversely affect the Company’s financial position, operations and prospects.

WLD and other digital assets, as well as applications on blockchain networks such as Worldcoin, are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets and blockchain-based applications is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of WLD or other digital assets, or the ability of blockchain-based applications to operate.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of WLD or the ability of individuals or institutions such as us to own or transfer WLD and utilize blockchain-based applications on networks such as Worldcoin. For example, the U.S. executive branch, the SEC, the European Union’s Markets in Crypto Assets Regulation, among others, have been active in recent years, and in the United Kingdom, the Financial Services and Markets Act 2023, or FSMA 2023, became law. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC, Commodity Futures Trading Commission (“CFTC”), or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and WLD specifically. The consequences of increased regulation of digital assets and digital asset activities could adversely affect the market price of WLD and in turn adversely affect the market price of our common stock.

Moreover, the risks of engaging in a digital asset treasury strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of WLD in particular, may also impact the price of WLD and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of the Worldcoin network and WLD may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to WLD, institutional demand for WLD as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for WLD as a means of payment, and the availability and popularity of alternatives to WLD. Even if growth in WLD adoption occurs in the near or medium-term, there is no assurance that WLD and Worldcoin network usage will continue to grow over the long term.

Because WLD have no physical existence beyond the record of transactions on the Worldcoin blockchain, a variety of technical factors related to the Worldcoin blockchain could also impact the price of WLD. For example, malicious attacks by validators, inadequate validation and staking rewards to incentivize validating of Worldcoin transactions, hard “forks” of the Worldcoin blockchain into multiple blockchains, difficulties with upgrades to the Worldcoin network and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the Worldcoin blockchain and negatively affect the price of WLD. The liquidity of WLD may also be reduced and damage to the public perception of Worldcoin may occur, if financial institutions were to deny or limit banking services to businesses that hold WLD, provide Worldcoin-related services or accept WLD as payment, which could also decrease the price of WLD.

The liquidity of WLD may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for WLD and other digital assets.

If any of the digital assets that we hold are classified as a security, we may be subject to extensive regulation, which could result in significant costs or force us to cease operations.

Regulatory changes or interpretations that classify digital assets that we hold as a security under the Securities Act of 1933, as amended, or the Investment Company Act of 1940, as amended (the “Investment Company Act”), could require us to register and comply with additional regulations. Compliance with these requirements could impose extraordinary, non-recurring expenses on our business. If the costs and regulatory burdens become too great, we may be forced to modify or cease certain operations, which could be detrimental to our investors.

The SEC has previously indicated that certain digital assets may be considered securities depending on their structure and use. For instance, if regulators were to determine that WLD meets the Howey Test, it would be a security. The Howey Test is (1) an investment of money, (2) in a common enterprise, (3) with a reasonable expectation of profit, (4) derived from the efforts of others. The application of the Howey Test, and other precedents for the determination of a security, are not always straightforward. Future developments could change the legal status of digital assets that we may hold, requiring us to comply with securities laws. If we fail to do so, we may be forced to discontinue some or all of our business activities, negatively impacting investments in our securities.

If the SEC or other regulators determine that digital assets that we may hold qualify as securities, we may be required to change our operations, wind down our operations, or register as an investment company under the Investment Company Act. This classification would subject us to additional periodic reporting, disclosure requirements, and regulatory compliance obligations, significantly increasing our operational costs. Compliance with the requirements of the Investment Company Act applicable to registered investment companies may make it difficult for us to continue our current operations, and this would materially and adversely affect our business, financial condition and results of operations. In addition, if WLD or another digital asset we hold were determined to constitute a security for purposes of the federal securities laws, we would likely take steps to reduce the percentage of WLD or such other digital assets that constitute investment assets under the Investment Company Act. These steps may include, among others, selling WLD that we might otherwise hold for the long term and deploying our cash in non-investment assets, and we may be forced to sell our WLD or other digital assets at unattractive prices, or cease our operations.

Although we do not currently engage in investing, reinvesting, or trading securities, and we do not hold ourselves out as an investment company, we could inadvertently be deemed one under the Investment Company Act. If we are unable to rely on an exclusion, we would be required to register with the SEC, which could impose additional financial and regulatory burdens.

Further, state regulators may conclude that the digital assets we hold are securities under state laws, requiring us to comply with state-specific securities regulations. States like California have stricter definitions of “investment contracts” than the SEC, increasing the risk of additional regulatory scrutiny.

The classification of digital assets that we hold as a commodity could subject us to additional CFTC regulation, resulting in significant compliance costs or the cessation of certain operations.

Under current interpretations, WLD are classified as a commodity under the Commodity Exchange Act and are subject to regulation by the CFTC. If our activities require CFTC registration, we may be required to comply with extensive regulatory obligations, which could result in significant costs and operational disruptions. Additionally, current and future legislative or regulatory developments, including new CFTC interpretations, could further impact how WLD and WLD derivatives are classified and traded.

The lack of legal recourse and insurance for digital assets increases the risk of total loss in the event of theft or destruction.

Digital assets that we own are not, and digital assets that we acquire in the future will not, be insured against theft, loss or destruction. If an event occurs where we lose our digital assets, whether due to cyberattacks, fraud or other malicious activities, we may not have any viable legal recourse or ability to recover the lost assets. Unlike funds held in insured banking institutions, our digital assets are not protected by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. If our digital assets are lost under circumstances that render another party liable, there is no guarantee that the responsible party will have the financial resources to compensate us. As a result, we and our stockholders could face significant financial losses.

Worldcoin could be subject to technological obsolescence, including competition from emerging blockchain and artificial intelligence protocols.

The digital asset ecosystem is characterized by rapid technological innovation, short development cycles, and intense competition among blockchains and related infrastructure providers. Worldcoin faces intense competition among existing companies and new entrants that are currently being developed. Competitors may in the future offer superior offerings to Worldcoin and may attract developers away from the Worldcoin ecosystem. Advancements in AI and blockchain technology are likely to accelerate the development of competing entities, including the development of networks that natively integrate AI into consensus mechanisms and other core features. If Worldcoin is unable to evolve to address such increased competition or if market participants believe that Worldcoin’s core technology stack is outdated or less attractive compared with other companies, Worldcoin may be considered technologically obsolete by the next-generation of protocols. The decline in the Worldcoin network would materially impact the market value of WLD and adversely affect the value of our WLD treasury holdings and our stock price.

The emergence or growth of other digital assets, including those with significant private or public sector backing, including by governments, consortiums or financial institutions, could have a negative impact on the price of WLD and adversely affect the Company’s securities.

Following the launch of the Company’s proposed digital asset treasury strategy, as a result of our Worldcoin strategy, we expect our assets to be concentrated in WLD holdings. Accordingly, the emergence or growth of digital assets other than WLD, including those with significant private or public sector backing, including by governments, consortiums or financial institutions, may have a material adverse effect on our financial condition.

Many of the blockchain applications on large blockchain networks involve the use of “stablecoins,” which are designed to maintain a constant price related to or based on some other asset or traditional currency because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. In July 2025, the U.S. President signed into law the “GENIUS Act,” which establishes a federal framework for “payment stablecoins,” treating them as payment systems, not securities, and mandating fiat-backed reserves, monthly disclosures, anti-money laundering safeguards, and similar measures. Stablecoins have grown rapidly as a medium of exchange and store of value, particularly on digital asset trading platforms, and their use as an alternative to digital assets such as bitcoin and WLD could expand further as rules are promulgated under the GENIUS Act. As of June 30, 2025, two of the seven largest digital assets by market capitalization were U.S. dollar-pegged stablecoins. If merchants, consumers and decentralized applications choose stablecoins, the demand for the use case for WLD as a medium of exchange could decrease and, therefore, the value of WLD could decline and there could be an adverse impact on the value of the Company’s common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2025, the Company issued a total of 178,284,653 shares of common stock and Pre-Funded Warrants to purchase 6,646,855 shares in connection with the Securities Purchase Agreement dated September 8, 2025 (the “PIPE Transaction”). The securities were issued to institutional and accredited investors at a purchase price of $1.46 per share (or $1.459 for the Pre-Funded Warrants), for gross proceeds of approximately $270 million. The issuance was conducted in reliance on Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

On September 9, 2025, the Company issued Placement Agent Warrants to purchase 3,855,822 shares of common stock to R.F. Lafferty & Co., Inc. as compensation for acting as placement agent in the PIPE Transaction. The warrants have an exercise price of $1.752 and were issued in reliance on Section 4(a)(2).

On September 9, 2025, the Company issued Strategic Advisor Warrants to purchase 9,917,844 shares of common stock to Worldcoin Tower Instant LLC pursuant to a Strategic Advisor Agreement. The warrants have an exercise price of $1.752 per share and were issued in reliance on Section 4(a)(2).

No other unregistered equity securities were issued during the period.

The Company did not repurchase any of its equity securities during the period.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(b) Exhibits

The following documents are filed as exhibits hereto:

Exhibit No.	Description

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 10, 2025).

4.2	Form of Strategic Advisor Warrant (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed September 10, 2025).

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 10, 2025).

10.1	Form of Securities Purchase Agreement, dated September 8, 2025, between Eightco Holdings Inc. and each Purchaser (as defined therein) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 10, 2025).

10.3	Form of Registration Rights Agreement, dated September 8, 2025, between Eightco Holdings Inc. and each Purchaser (as defined therein) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 10, 2025).

10.4	Placement Agent Agreement, dated September 8, 2025, between Eightco Holdings Inc. and R.F. Lafferty & Co., Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 10, 2025).

10.6	Seller Note Termination Agreement, dated September 8, 2025, between Eightco Holdings Inc. and the Sellers party thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 10, 2025).

10.7	Master Loan Agreement, dated September 7, 2025, between ORB Subsidiary One LLC and the lender party thereto. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 10, 2025).

10.8	Consulting Agreement, dated September 9, 2025, between Eightco Holdings Inc. and Worldcoin Tower LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed September 10, 2025).

10.9	Strategic Advisor Agreement, dated September 9, 2025, between Eightco Holdings Inc. and Worldcoin Tower Instant LLC (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed September 10, 2025).

10.11	Board of Directors Agreement, dated September 8, 2025, between Eightco Holdings Inc. and Daniel Ives (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed September 10, 2025).

10.12	Compensation Agreement, dated September 8, 2025, between Eightco Holdings Inc. and Kevin O’Donnell (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed September 10, 2025).

10.13	Compensation Agreement, dated September 8, 2025, between Eightco Holdings Inc. and Brett Vroman (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed September 10, 2025).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101),

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2025

EIGHTCO HOLDINGS INC.

By:	/s/ Kevin O’Donnell
Name:	Kevin O’Donnell
Title:	Chief Executive Officer

EIGHTCO HOLDINGS INC.

By:	/s/ Brett Vroman
Name:	Brett Vroman
Title:	Chief Financial Officer

