Form 10-K
period 2025-12-31
Eightco Holdings Inc.
filed 2026-04-15
CIK 1892492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission file number: 001-41033

EIGHTCO HOLDINGS INC.

(Exact Name of Registrant as Specified in Its Charter)

Texas	87-2755739
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

101 Larry Holmes Dr., Suite 313
Easton, PA	18042
(Address of Principal Executive Offices)	(Zip Code)

(888) 765-8933

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ORBS	Nasdaq Capital Market

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

☐ Yes ☒ No

The aggregate market value on June 30, 2025 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $3,775,483. The registrant does not have non-voting common stock outstanding.

As of April 13, 2026, there were 375,775,284 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EIGHTCO HOLDINGS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND SUMMARY RISK FACTORS

This Annual Report on Form 10-K for the period ended December 31, 2025 (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, our ability to raise capital, our operational and strategic initiatives or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Annual Report is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Annual Report identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things, those risk factors summarized below:

SUMMARY OF OUR RISK FACTORS

Risks Related to Our Digital Asset Treasury Business

●	Our Digital Asset Treasury (“DAT”) Strategy exposes us to significant volatility and potential losses, which may materially affect our financial condition and results of operations;
●	We may be unable to liquidate digital assets at favorable prices or in a timely manner due to limited market liquidity or trading halts;
●	Digital asset custody, exchange, and counterparty risks may expose us to loss of assets;
●	The tax treatment of our digital asset holdings is subject to significant uncertainty, and adverse developments could materially increase our tax liabilities;
●	Our treasury portfolio is heavily concentrated in digital assets and private company investments, and this lack of diversification may amplify risks to our financial condition;
●	Our shift toward a Worldcoin-focused treasury strategy requires substantial operational changes and may expose us to significant operational risks;
●	The concentration of our WLD holdings enhances the risks inherent in our Worldcoin-focused strategy;
●	Part of our future strategy may include acquisitions and investments in Worldcoin-focused or blockchain companies, and there are risks associated with integrating any acquired assets or operations;
●	Decentralized finance arrangements may expose us to smart contract failures, operational risks, and cybersecurity threats;
●	If we or our service providers experience a security breach and unauthorized parties obtain access to our private keys, or if our private keys are lost or destroyed, we may lose some or all of our digital assets, materially adversely affecting our financial condition;
●	We face risks relating to the use of third-party trading platforms in connection with our Worldcoin-focused strategy;
●	The irreversibility of digital asset transactions exposes us to risks of theft, loss, and human error; and
●	Our dependence on a strategic advisor exposes us to significant risks regarding the operation of our business.

Risks Related to Strategic Investments

●	Our investments in private companies, including OpenAI and Beast Industries, are illiquid and subject to significant valuation uncertainty, and we may not realize a return on these investments;
●	Our strategic investment portfolio is concentrated in a small number of companies, with our OpenAI investment representing approximately 30% of our total treasury position;
●	We hold minority interests in our strategic portfolio companies and have limited ability to influence their operations, governance, or strategic direction;
●	Our strategic investments expose us to risks distinct from our digital asset holdings, including risks related to business operations, competitive environments, and applicable regulatory frameworks; and
●	We have deployed significant capital into strategic investments and digital assets, and continued pursuit of this strategy may require additional capital raises that could dilute existing stockholders.

Risks Related to Worldcoin and Cryptocurrency

●	Opaque governance, concentrated ownership, and potential conflicts of interest between the World Foundation and Tools for Humanity may adversely affect Worldcoin;
●	The Worldcoin ecosystem has a limited operating history;
●	Worldcoin’s credibility and direction are heavily tied to founder Sam Altman and other key employees;
●	Privacy risks from biometric verification are extensive and may lead to significant barriers to entry;
●	Worldcoin’s proof-of-personhood model, on its own, is likely to not comply with current global KYC/AML requirements in many jurisdictions, including in the US, UK and EU;
●	Disruption to the Ethereum network, including power outages or grid failures, could negatively impact the value of WLD and the operation of financial markets;
●	WLD and other digital assets are novel and subject to significant legal, commercial, regulatory, and technical uncertainty, which could materially adversely affect the Company;
●	If any digital assets we hold are classified as securities, we may be subject to extensive regulation resulting in significant costs or requiring us to cease operations;
●	Classification of our digital assets as commodities could subject us to additional CFTC regulation and significant compliance costs;
●	The lack of legal recourse and insurance for digital assets increases the risk of total loss in the event of theft or destruction;
●	Worldcoin could be subject to technological obsolescence, including competition from emerging blockchain and artificial intelligence protocols; and
●	The growth of competing digital assets, including those backed by governments or financial institutions, could negatively affect the price of WLD and the Company’s securities.

Risks Related to Forever 8 and its Operations

●	Our business depends on our brand reputation, and damage to our reputation or that of our partners could adversely affect our business, financial condition, or results of operations;
●	We are dependent upon consumers’ continued and unimpeded access to the internet, and upon their willingness to use the internet for commerce; and
●	Our results of operations may be adversely affected by changes in foreign currency exchange rates.

Risks Related to Our Business Generally

●	Loss of any or all of our key management personnel may present challenges;
●	Adverse macroeconomic conditions, including inflation, recession, and geopolitical instability, could adversely affect our business;
●	We operate in highly competitive industries and our revenues, profits or market share could be harmed if we are unable to compete effectively;
●	We may not be able to fund capital expenditures, and our business plan may require additional liquidity and capital that might not be available on favorable terms;
●	Cybersecurity risks and data integrity failures could damage our reputation, disrupt operations, or subject us to costs, fines, or lawsuits, and our insurance coverage may not be adequate;
●	We do not intend to pay dividends, and our common stock is subordinate to all future indebtedness and any preferred stock;
●	We are subject to Sarbanes-Oxley internal control requirements, and as an emerging growth and smaller reporting company, we take advantage of certain exemptions that could make our securities less attractive;
●	An active trading market for our common stock may not develop, the trading price is likely to be volatile, and our common stock may be delisted from Nasdaq;
●	Anti-takeover provisions, our ability to issue preferred stock, and future equity issuances could adversely affect holders of our common stock; and
●	Investors are subject to litigation risk and their investments in our common stock may be lost as a result of our legal liabilities or those of our affiliates.

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

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this Annual Report, the terms “Eightco,” “ORBS,” “we,” “us,” “our,” the “Company” and similar terms refer to Eightco Holdings Inc., a Texas corporation, and all of our consolidated subsidiaries and variable interest entities.

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

PART I

ITEM 1. BUSINESS

Eightco Holdings Inc. (NASDAQ: ORBS) is building the authentication and trust layer for the post-AGI world. Through a first-of-its-kind Worldcoin digital asset treasury strategy and a portfolio of strategic investments in frontier technology companies, the Company is establishing a universal foundation for digital identity and Proof of Human (PoH) verification. The Company’s mission is organized around three core pillars: consumer authentication, enterprise authentication, and gaming authentication.

The Company also operates Forever 8, an e-commerce inventory solutions business acquired in October 2022, which represents its sole revenue-generating operating segment.

Our corporate headquarters are located in Easton, Pennsylvania, and our common stock is listed on the Nasdaq Capital Market under the symbol “ORBS.”

Forever 8

Forever 8 provides funding solutions and inventory management services for e-commerce businesses, enabling sellers to maintain optimal stock levels without tying up their own capital. Forever 8 is the Company’s sole operating segment and primary source of revenue. For the fiscal years ended December 31, 2025 and 2024, Forever 8 generated revenues of $32,981,126 and $39,621,272, respectively. Forever 8’s revenue base is highly concentrated, with one customer representing approximately 89% and 75% of total revenues for the fiscal years ended December 31, 2025 and 2024, respectively.

Adoption of Digital Asset Treasury (“DAT”) Strategy

Strategy Overview

On September 8, 2025, our Board of Directors approved the adoption of a Digital Asset Treasury (DAT) Strategy, under which Eightco deploys capital into digital assets and frontier technology investments as a core element of its long-term capital allocation strategy. The Company is the largest public market participant in the Worldcoin ecosystem, holding approximately 10% of WLD’s circulating supply as of December 31, 2025.

Rationale for Strategy

Key factors underlying the DAT Strategy include:

●	The growth and potential of the Worldcoin ecosystem
●	The belief that certain digital assets may serve as long-term stores of value
●	The ability to report digital assets at fair value under ASU 2023-08
●	Opportunities for differentiated long-term returns
●	The availability of capital to scale a treasury strategy of meaningful size
●	Management expects digital assets to remain a significant component of our long-term capital allocation framework.

Capital Raising Activities

During the year ended December 31, 2025, we completed substantial financing transactions to support the DAT Strategy:

●	In September 2025, raised $270 million in gross proceeds through a private placement of equity securities.
●	Since the private placement, we generated additional proceeds through our at-the-market (“ATM”) equity offering program.

A significant portion of the PIPE and ATM proceeds were deployed to acquire digital assets. These capital raises materially strengthened our liquidity and expanded our balance sheet.

Digital Asset Acquisitions

During the year ended December 31, 2025, we acquired digital assets with an aggregate fair value of approximately $176 million as of December 31, 2025. Our holdings consist primarily of:

●	Worldcoin (WLD)
●	Ethereum (ETH)
●	U.S. dollar-denominated stablecoins
●	Other digital assets used for liquidity management, trade settlement, or operational purposes

Digital assets are custodied with institutional-grade providers, including Kraken, Coinbase, and FalconX.

Custody, Concentrations and Transfer Restrictions

As of December 31, 2025, substantially all digital assets were held with a small number of U.S.-based institutional custodians under cold-storage arrangements. From time to time, a significant portion of our digital assets may be concentrated with a single custodian. Certain assets (including staking-ineligible or restricted tokens, if any) may be subject to withdrawal, settlement, or transfer restrictions pursuant to platform or network constraints. We continually evaluate custodian concentration and portability risk as part of our liquidity planning.

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

Volatility and Earnings Sensitivity

Because we measure eligible crypto assets at fair value under ASU 2023-08, period-to-period changes in the market price of Worldcoin (WLD) and other digital assets will directly affect reported earnings and cash provided by (used in) operating activities to the extent realized on conversion. This may result in material earnings volatility unrelated to our Forever 8 operating performance.

Corrugated Packaging Business

On March 29, 2022, Vinco Ventures, Inc., the former parent, transferred ownership of Ferguson Containers to the Company in a transaction between entities under common control. As a result, the consolidated financial statements reflect Ferguson Containers and other contributed entities as if they had been owned by the Company for all periods presented. Assets and liabilities were recorded at historical carrying values, and equity reflects the equity of Eightco.

The Corrugated Packaging Business, through Ferguson Containers, manufactured and sold custom packaging for a wide variety of products. In our experience, packaging has the capability to “tell” the products story, generating increased product awareness, promote brand image, and drive unit growth. Senior management has more than 100 years of combined experience marketing, producing and delivering packaging materials. A hallmark of our operation is our quick production cycle. We can often begin a production run within minutes of receipt of an order. Many of our products are manufactured from 100% post-consumer recycled material. When production is complete, we typically ship the product using our own trucks rather than relying on a common carrier. Ferguson Containers does not have long-term agreements with its customers, and instead manufactures and sells its packaging products subject to purchase orders from its customers.

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

In December 2024, our shareholders approved the transactions contemplated by the APA. On April 7, 2025, the Company completed the sale of the assets comprising the Corrugated Packaging Business.

Investment Strategy

Eightco’s primary strategic focus is the deployment of capital into digital assets and high-conviction investments in frontier technology companies. The Company’s investment philosophy centers on sectors it believes are fundamental to the future of authentication, digital identity, and the AI-driven economy — including blockchain infrastructure, human verification, and artificial intelligence platforms.

The Company will continue to evaluate and pursue strategic investments, partnerships, and acquisitions consistent with this framework. The Company also continues to operate Forever 8 as its operating segment while evaluating strategic alternatives for that business.

Subsequent to December 31, 2025, the Company expanded its investment portfolio to include strategic equity positions in OpenAI, the developer of ChatGPT and one of the world’s leading artificial intelligence companies, and Beast Industries, the business platform of content creator MrBeast. With these investments, OpenAI represents approximately 30% of the Company’s total treasury position. The Company views these investments as consistent with its strategy of deploying capital into transformative technology platforms at the intersection of artificial intelligence, digital identity, and next-generation consumer distribution.

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

Forever 8’s competitors include Clearco, a revenue-based financing company for e-commerce and startups, and Payoneer, a global payments company with a platform for cross-border business transactions.

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

Government Regulations

Digital Assets

The regulatory environment for digital assets in the United States is evolving rapidly and remains subject to significant uncertainty. Federal and state regulators, including the Securities and Exchange Commission, the Commodity Futures Trading Commission, the Financial Crimes Enforcement Network, and various state financial regulators, have each asserted jurisdiction over digital assets in different contexts, and the scope of their respective authority has not been definitively resolved.

The legal status of specific digital assets, including Worldcoin (WLD) and Ethereum (ETH), as securities or commodities is subject to ongoing regulatory and judicial interpretation. Any determination that the Company’s digital asset holdings constitute securities could subject the Company to registration requirements, restrictions on transfer, or other regulatory obligations under federal securities laws.

The Company holds its digital assets through institutional custodians, Coinbase, Kraken, and FalconX, each of which is subject to applicable anti-money laundering, know-your-customer, and Bank Secrecy Act requirements. The Company’s operations are dependent on these custodians maintaining their regulatory compliance and operational continuity.

The Company is subject to federal and state tax requirements with respect to its digital asset holdings. Under current IRS guidance, digital assets are treated as property for tax purposes, and purchases, dispositions, and exchanges of digital assets may give rise to taxable gains or losses.

Legislative and regulatory developments, including proposed federal stablecoin legislation, potential SEC rulemaking on crypto asset reporting, and evolving CFTC oversight of commodity digital assets could materially affect the Company’s ability to hold, transfer, or report its digital assets. The Company cannot predict the outcome of these developments or the timeline for regulatory clarity.

For additional information about government regulation applicable to our digital asset holdings, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Inventory Management Solutions Business

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

Human Capital Resources

As of December 31, 2025, the companies that comprise Eightco had 9 employees that perform various administrative, finance and accounting, technology, and corporate management functions, all of whom were full-time employees. Of the 9 employees, 4 were employed by Eightco and 5 were employed by Forever 8. None of our employees are represented by a union in collective bargaining with us. We consider relations with our employees to be good.

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

Backlog

We currently do not have a material backlog of orders. A backlog consists of orders for which purchase orders have been received and which are generally scheduled for shipment within six months or subject to capacity constraints, including lack of available products.

Segment Information

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the Chairman and Chief Executive Officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company previously had two reportable operating segments, the inventory management solutions platform and corrugated packaging materials. In April 2025, the Company divested the corrugated packaging materials operating segment and currently the Company has one operating segment. The Company’s primary revenue stream is the sale of products under our inventory management solutions platform.

Corporate Information

Eightco Holdings Inc. was incorporated in the State of Nevada on September 21, 2021, and is currently listed on the Nasdaq Capital Market under the symbol “ORBS.” On March 9, 2022, we changed our state of domicile to the State of Delaware. On April 3, 2023, we changed our corporate name from Cryptyde, Inc. to Eightco Holdings Inc. On February 2, 2026, we changed our state of domicile to the State of Texas. Our principal executive office is located at 101 Larry Holmes Dr., Suite 313, Easton, PA 18042, and our telephone number is (866) 980-2818. Our website is www.8co.holdings,

Available Information

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

Risks Related to Our Digital Asset Treasury Business

Our Digital Asset Treasury (“DAT”) Strategy exposes us to significant volatility and potential losses, and may materially affect our financial condition and results of operations.

In September 2025, we adopted a Digital Asset Treasury Strategy under which a substantial portion of our liquidity, including proceeds from financing transactions, is allocated to the acquisition and holding of digital assets. Digital asset markets are highly volatile and historically subject to significant price fluctuations. As of December 31, 2025, we held approximately $176 million of digital assets measured at fair value under ASU 2023-08. Future fluctuations in the prices of these assets, including Worldcoin (WLD), Ethereum (ETH), and other crypto assets, may result in material gains or losses in our consolidated statements of operations.

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

The tax treatment of our digital asset holdings and transactions is subject to significant uncertainty, and adverse developments in tax law or interpretive guidance could materially increase our tax liabilities.

Under current IRS guidance, digital assets are treated as property for federal income tax purposes. Purchases, dispositions, and exchanges of digital assets, including conversions between different digital asset types, may give rise to taxable gains or losses. The tax treatment of certain digital asset transactions, including decentralized finance activities, staking rewards, airdrops, and token-for-token exchanges, remains uncertain and subject to evolving regulatory and judicial interpretation. The IRS may issue new guidance, or Congress may enact new legislation, that changes the tax treatment of digital assets in a manner that is materially adverse to us. For example, changes to the tax treatment of unrealized gains on digital assets, limitations on the deductibility of digital asset losses, or new reporting requirements for digital asset custodians could increase our tax obligations, reduce our after-tax returns, or impose additional compliance costs. We hold significant positions in multiple digital assets across different blockchain networks, and the interaction of federal, state, and international tax regimes with our digital asset holdings creates additional complexity and risk. Any adverse change in the tax treatment of our digital asset holdings or transactions could materially and adversely affect our financial condition and results of operations.

Our treasury portfolio is heavily concentrated in digital assets and private company investments, and the lack of diversification across traditional asset classes may amplify the risks to our financial condition.

As of the date of this Annual Report, our treasury assets consist primarily of digital assets, including Worldcoin (WLD), Ethereum (ETH), and stablecoins, as well as strategic investments in private companies including OpenAI and Beast Industries. We do not maintain meaningful allocations to traditional asset classes such as investment-grade debt securities, money market instruments, or diversified equity portfolios. This concentrated allocation to highly volatile digital assets and illiquid private company investments means that our balance sheet, reported earnings, and stock price are disproportionately sensitive to fluctuations in digital asset markets and developments at our portfolio companies. A simultaneous decline in digital asset values and the value of our private company investments could severely impair our liquidity, reduce our stockholders’ equity, and limit our ability to fund operations, service debt, or raise additional capital. The absence of diversification into more stable or liquid asset classes amplifies these risks and may increase the volatility of our reported financial results.

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

We use third-party trading platforms and over-the-counter brokers to purchase WLD for our treasury. However, the entities with which we have entered into agreements may close, go bankrupt, or change their business direction, and we may no longer be able to utilize them to implement our strategy. If we cannot find replacement counterparties, it may severely adversely impact our strategy. We also may be forced to enter into agreements that do not have favorable terms, which could have a material adverse effect on our business, financial condition or the results of our operations.

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

Our dependence on various third-party advisors exposes us to certain risks regarding the operation of our business.

We rely on various third-party advisors to provide guidance on various aspects of our business, including treasury management, operational strategy, capital deployment, business operations, strategic planning, growth initiatives, and industry trends in the digital asset and technology sectors. Our dependence on these third-party advisors exposes us to risks regarding the operation of our business. If any advisor engages in fraudulent, negligent, or otherwise improper conduct, including regulatory violations, or suffers reputational harm from unrelated activities, our business and the market perception of the Company could be materially and adversely affected. Further, our advisors’ own operational, financial, and technological competencies will directly reflect on the operation of our business through their work for the Company. There may be key employees or key service providers that have a significant impact on our business that an advisor no longer employs or has a relationship with in the future, which could have a material and adverse impact on the operation of our business. Because certain decisions may be influenced by our advisors’ recommendations, their misjudgments or conflicts of interest could lead to losses, strategic errors, delays and loss of investment opportunities that may negatively impact our operations and growth. We may have limited ability to monitor or control our advisors’ activities or to recover damages if they fail to perform. Further, our advisors may not be bound by any time commitment for providing their services. If any advisor fails to advise effectively because it is too busy or otherwise, we may not get the full or anticipated benefit of the advisor’s services, which could cause a material and adverse impact on the Company.

Risks Related to Strategic Investments

Our strategic investments in private companies, including OpenAI and Beast Industries, are illiquid and subject to significant valuation uncertainty, and we may not realize a return on these investments.

We have made, and expect to continue to make, strategic investments in private companies as part of our broader capital allocation strategy. In March 2026, we invested an aggregate of $90,000,000 in indirect beneficial interests in OpenAI preferred stock, and $25,000,000 in Beast Industries (of which approximately $18,000,000 was funded at closing and approximately $7,000,000 is in the form of a future capital commitment), the business platform of content creator MrBeast. In January 2025, we invested approximately $1,000,000 in Series D Preferred Stock of Mythical, Inc., a developer of blockchain-based video game ecosystems. These investments are in privately held companies whose securities are not traded on any public exchange and for which no established trading market exists. As a result, these investments are inherently illiquid, and we may be unable to sell or otherwise dispose of these interests at favorable prices, or at all, if we require liquidity or wish to reallocate capital. Because these investments lack readily determinable fair values, the carrying values reflected on our balance sheet may not accurately represent the amounts that could be realized upon sale or liquidation. Valuation of these investments requires significant management judgment and reliance on estimates, assumptions, and third-party valuations that may prove incorrect. Adverse developments affecting any portfolio company, including declines in revenue, loss of key personnel, failure to achieve business milestones, competitive pressures, regulatory changes, or general economic conditions, could result in a partial or total impairment of our investment. Any such impairment would reduce the value of our balance sheet and could materially and adversely affect our financial condition and results of operations.

Our strategic investment portfolio is concentrated in a small number of private companies, and our investment in OpenAI represents approximately 30% of our total treasury position, subjecting us to significant concentration risk.

Our strategic investment portfolio is concentrated in a limited number of private companies. As of the date of this Annual Report, our investment in OpenAI represents approximately 30% of our total treasury position. This concentration means that adverse developments affecting OpenAI, including a decline in the company’s valuation, changes in its business strategy, competitive setbacks, regulatory actions, delays in anticipated initial public offering or other liquidity events, or reputational issues, could have a disproportionately large and adverse impact on the value of our total treasury assets and our financial condition. Our concentration in OpenAI also means that our financial results and the trading price of our common stock may be significantly influenced by developments at OpenAI over which we have no control. Similar concentration risks apply to our other strategic investments. The absence of diversification across a broader portfolio of investments enhances the risks inherent in our investment strategy. Any future significant decline in the value of any of our strategic investments could have a more pronounced impact on our financial condition than if we had deployed our capital across a more diverse set of assets.

We hold minority interests in our strategic portfolio companies and have limited ability to influence their operations, governance, or strategic direction.

Our investments in OpenAI, Beast Industries, and Mythical, Inc. represent minority equity positions, and we do not have the ability to exercise significant influence over the operating or financial policies of these portfolio companies. We have no representation on their respective boards of directors and have no contractual right to participate in their management or governance. Consequently, we are dependent on the management teams and controlling stockholders of these companies to make decisions that are in our interest as a minority investor. These companies may take actions — including issuing additional equity that dilutes our ownership interest, entering into related-party transactions, making strategic decisions with which we disagree, or failing to pursue business opportunities — that could adversely affect the value of our investment. In addition, as a minority holder, we may have limited access to financial and operational information beyond what is contractually required to be provided, which may impair our ability to assess the performance and prospects of our investments on a timely basis. We also may have limited legal remedies in the event of disputes with majority holders or management. Any of the foregoing could materially and adversely affect the value of our strategic investments and our financial condition.

Our strategic investments expose us to risks that are distinct from our digital asset holdings, including risks related to the business operations, competitive environments, and regulatory frameworks applicable to our portfolio companies.

Our strategic investments in private companies span diverse sectors, including artificial intelligence (OpenAI), digital consumer platforms (Beast Industries), and blockchain-based gaming ecosystems (Mythical, Inc.). Each of these companies operates in a rapidly evolving and highly competitive industry subject to its own set of risks. OpenAI operates in the artificial intelligence industry, which is subject to intense competition, rapidly changing technology, evolving regulatory frameworks related to AI safety and ethics, significant capital requirements, and potential intellectual property disputes. Beast Industries’ business is dependent on the popularity, reputation, and continued involvement of its founder, and the digital content and consumer products industry is subject to rapidly shifting consumer preferences, platform dependency risks, and reputational hazards. Mythical, Inc. operates at the intersection of blockchain technology and video gaming, both of which are subject to regulatory uncertainty, rapid technological change, and significant competitive pressures. We may not have the specialized expertise necessary to evaluate, monitor, or manage the risks associated with these diverse investments. Our inability to adequately assess or respond to adverse developments at any portfolio company could result in a material loss on our investment.

We have deployed a significant portion of our capital into strategic investments and digital assets, and the continued pursuit of this capital allocation strategy may require us to raise additional capital, which could result in dilution to existing stockholders.

We have deployed a substantial portion of the capital raised through our PIPE transaction and ATM equity offering program into digital assets and strategic investments in private companies. During the year ended December 31, 2025, we raised total gross equity proceeds of approximately $447.9 million, a significant portion of which was deployed into our Digital Asset Treasury and strategic investments. To the extent we continue to pursue our capital allocation strategy, including additional investments in private companies or further acquisitions of digital assets, we may need to raise additional capital through the issuance of equity securities, convertible debt, or other financing arrangements. Any such capital raises would result in dilution to existing stockholders and may be undertaken at prices below the then-current trading price of our common stock. If we are unable to raise additional capital on acceptable terms, we may be unable to execute our strategy, which could materially and adversely affect our business, financial condition, and results of operations. In addition, the use of capital for strategic investments reduces the amount of capital available for working capital, debt service, and other operational needs, which could limit our financial flexibility and increase our vulnerability to adverse economic conditions or operational setbacks.

Risks Related to Worldcoin and Cryptocurrency

Opaque governance, concentration of ownership, and a potential lack of meaningful separation between the World Foundation and Tools for Humanity may create conflicts of interest; material decisions may be made to the detriment of third-party holders of WLD and could also adversely affect the value of WLD and the Company.

Tools for Humanity, a for-profit company, was created to develop and operate the core hardware and software behind the WLD protocol. It established the World Foundation as a separate non-profit entity to steward the protocol. The World Foundation relies on Tools for Humanity for engineering, product and operational execution and it may provide WLD as consideration for these services. According to Worldcoin’s blog, the total supply of WLD when launched was 10 billion. Before launch, 75% of the total WLD were allocated to the World Foundation (the “WF WLD”), and 25% of the total of WLD were allocated to Tools for Humanity, those individuals linked to the owners of Tools for Humanity, and other early founders of Tools for Humanity (the “TFH WLD”). As of April 2026, about 3.2 billion or 32% of the total supply was in circulation.

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

Worldcoin’s credibility is heavily dependent on the reputation of founder Sam Altman, in addition to its founding team and key early contributors that include, but are not limited to, Alex Blania, Max Novendstern, Adrian Ludwig, Damien Kieran and Ajay Patel. The departure, diminished participation, or reputational issues of these individuals could disrupt governance, slow development, or weaken market confidence of WLD and the Company. In addition, their concentrated token holdings create the possibility of significant market impact should the insiders choose to make announcements, share information, sell or transfer positions. In particular, to the extent that Sam Altman, believed to be a large holder of WLD, or other of the key early contributors make personal decisions or priorities that do not support WLD or that the market does not perceive as favorable to WLD, this could have an adverse impact on the ecosystem, the value of our treasury assets and our stock price. Even if the project transitions to a decentralized autonomous organization, a small number of “whale” holders could dominate votes, frustrating efforts to build an open, community-driven model.

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

Worldcoin’s reliance on in-person iris scanning through proprietary Orb devices may present a significant hurdle to Worldcoin’s adoption. Digital-only identity protocols or other Web3 self-sovereign identity platforms allow users to enroll and verify their identities online. However, Worldcoin requires individuals to locate and travel to an Orb operator and undergo a physical biometric capture. According to Worldcoin’s blog, more than 934 Orb centers are active as of April 2025 in 23 countries. This extra step of going to an Orb may slow user growth, particularly in regions where Orb coverage is limited, travel is difficult, religious norms discourage biometric sign-ups, or regulatory frameworks do not allow biometric capture. Orbs may not be broadly available, for example, they are not currently available in the New York metropolitan area. These barriers for adoption could cause Worldcoin to fall behind competing companies that offer identity solutions that are potentially less privacy-invasive or difficult to undergo, negatively impacting the value of WLD and therefore the value of the Company’s common stock.

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

Worldcoin’s proof-of-personhood model, on its own, is likely to not comply with current global KYC/AML requirements in many jurisdictions, including in the US, UK and EU; the model of biometric scanning replaces the obligation to deliver documentation of a person’s country of origin and proof of residence, for example, and therefore by itself is non-compliant with existing frameworks. Systems like Worldcoin’s “proof-of-personhood” do not verify identity but verify uniqueness.

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

Many of the blockchain applications on large blockchain networks involve the use of “stablecoins,” which are designed to maintain a constant price related to or based on some other asset or traditional currency because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. In July 2025, the U.S. President signed into law the “GENIUS Act,” which establishes a federal framework for “payment stablecoins,” treating them as payment systems, not securities, and mandating fiat-backed reserves, monthly disclosures, anti-money laundering safeguards, and similar measures. Stablecoins have grown rapidly as a medium of exchange and store of value, particularly on digital asset trading platforms, and their use as an alternative to digital assets such as bitcoin and WLD could expand further as rules are promulgated under the GENIUS Act. As of December 31, 2025, two of the ten largest digital assets by market capitalization were U.S. dollar-pegged stablecoins. If merchants, consumers and decentralized applications choose stablecoins, the demand for the use case for WLD as a medium of exchange could decrease and, therefore, the value of WLD could decline and there could be an adverse impact on the value of the Company’s common stock.

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

Risks Related to Our Business Generally

We are a relatively new company with limited public company experience, and the requirements of being a public company may strain our resources and distract management.

Eightco Holdings Inc. was formed on September 21, 2021, in the State of Nevada, converted to a Delaware corporation on March 9, 2022, and converted to a Texas corporation on February 2, 2026. The previously operated Corrugated Packaging Business was formed in 1966. However, the rest of our businesses were recently started. Because we are in the early stages of executing our business strategy, we cannot provide assurance that, or when, we will be profitable. We will need to make significant investments to develop and operate the Company and expect to incur significant expenses in connection with operating components, including costs for developing technology, talent fees, marketing, and salaries. We expect to incur significant capital, operational and marketing expenses for a few years in connection with our strategy and growth plan. Any failure to achieve or sustain profitability may have a material adverse impact on the value of the shares of our common stock.

In addition, our executive officers have limited experience in the management of a publicly traded company and may not successfully or effectively manage the significant regulatory oversight and reporting obligations under federal securities laws applicable to public companies. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of our business. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the U.S. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods. We also incur significant costs associated with our public company reporting requirements and costs associated with applicable corporate governance requirements, which may divert management’s attention from other business concerns.

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

Adverse macroeconomic conditions, including inflation, recession, geopolitical instability, and declines in discretionary consumer spending, could adversely affect our business, financial condition and results of operations.

Our success depends to a significant extent on discretionary consumer spending, which is heavily influenced by general economic conditions and the availability of discretionary income. Future volatile, negative, or uncertain economic conditions and recessionary periods or periods of significant inflation may adversely impact consumer spending on our products and services, which would materially adversely affect our business, financial condition and results of operations. Current inflationary conditions in the United States and other parts of the world have increased some of our costs, including our cost of materials and labor. While we thus far have been largely successful in mitigating the impact of current inflationary conditions, we may not be able to maintain acceptable operating margins and achieve profitability. Additionally, competitors operating in regions with less inflationary pressure may be able to compete more effectively, which could further impact our ability to increase prices and/or result in lost sales. Recessionary economic conditions could lower discretionary spending of our consumers, which could result in a loss of sales, and may cause difficulty in collecting accounts receivable and reduce the availability of credit and spending power for our customers.

Geopolitical risks further compound the adverse macroeconomic environment. The uncertain nature, magnitude, and duration of hostilities stemming from Russia’s military invasion of Ukraine, and the ongoing conflict between Israel and Hamas, including the potential effects of sanctions and retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty. Such geopolitical risks could have an adverse impact on macroeconomic factors which affect our businesses, as well as our access to capital.

We operate in highly competitive industries and our revenues, profits or market share could be harmed if we are unable to compete effectively.

Each of the Eightco businesses will face competition from existing competitors. Our competitors in the Inventory Management Solutions business include Clearco, a revenue-based financing company for e-commerce and startups, and Payoneer, a global payments platform for cross-border business transactions.

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

We may not be able to fund capital expenditures and investment in projects and offerings, and our business plan may require additional liquidity and capital resources that might not be available on favorable terms, or at all.

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

Cyber security risks and the failure to maintain the integrity of internal, partner, and consumer data could result in damages to our reputation, the disruption of operations and/or subject us to costs, fines or lawsuits, and our insurance coverage may not be adequate to cover all possible losses.

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

We may face various security threats, including cyber security attacks on our data (including our vendors’ and customers’ data) and/or information technology infrastructure. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent penetrations or disruptions to our systems. Furthermore, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of customer, employee, or company data which could harm our reputation or result in remedial and other costs, fines or lawsuits and require significant management attention and resources to be spent. We seek to maintain comprehensive insurance coverage at commercially reasonable rates; however, there can be no assurance that our insurance will be sufficient to cover the full extent of all losses or liabilities for which we are insured, and we cannot guarantee that we will be able to obtain insurance policies on favorable terms, or at all. Our insurance coverage and indemnification arrangements that we enter into, if any, may not be adequate to cover all the costs related to cyber security attacks or other disruptions resulting from such events.

We currently do not intend to pay dividends on our common stock, and our common stock is subordinate to all of our future indebtedness and any series of preferred stock.

We do not expect to pay cash dividends on our common stock. Any future dividend payments are within the absolute discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, contractual restrictions with respect to payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant. In addition, shares of our common stock rank junior to all of our future indebtedness and other liabilities. Holders of our common stock may become subject to the prior dividend and liquidation rights of holders of any series of preferred stock that our board of directors may designate and issue without any action on the part of the holders of our common stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors.

We are obligated to maintain effective internal controls over financial reporting under the Sarbanes-Oxley Act, and as an emerging growth company and smaller reporting company, we take advantage of certain exemptions that could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

As a public company, we are subject to SEC reporting and other regulatory requirements. We will incur expenses and diversion of our management’s time in its efforts to comply with Section 404 of the Sarbanes-Oxley Act regarding internal controls over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Testing conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm when required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require changes to our consolidated financial statements. If we are unable to assert that our internal controls over financial reporting are effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

We are also an “emerging growth company” as defined in the JOBS Act, and a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. We take advantage of certain exemptions from various reporting requirements applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have elected not to opt out of the extended transition period for complying with new or revised financial accounting standards, which may make comparison of our financial statements with those of other public companies difficult or impossible. Because we are subject to these reduced reporting requirements, investors may find our securities less attractive, which may result in a less active trading market for our securities. We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

An active trading market for our common stock may not develop or be sustained, the trading price is likely to be volatile, and our common stock may be delisted from Nasdaq.

Although our common stock is listed on Nasdaq under the trading symbol “ORBS,” an active trading market may never develop or be sustained. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of our common stock. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control, including our general business condition, the release of financial reports, and general economic conditions and forecasts. Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. A decline in the market price of our securities could adversely affect our ability to issue additional securities and obtain additional financing. The trading market for our securities will also depend in part on research and reports that securities or industry analysts publish about us. If analysts downgrade our stock, publish unfavorable research, or cease coverage, our stock price and trading volume could decline.

For continued listing on Nasdaq, we are required to comply with continued listing requirements, including the minimum market capitalization standard, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. If we fail to satisfy these requirements, our common stock may be delisted. If we are unable to remain listed on Nasdaq, our securities could be quoted on the OTC Markets, and we could face significant adverse consequences, including limited availability of market quotations, a determination that our common stock is a “penny stock” requiring brokers to adhere to more stringent rules, limited news and analyst coverage, and a decreased ability to issue additional securities or obtain additional financing.

Anti-takeover provisions, our ability to issue preferred stock, and future equity issuances could adversely affect holders of our common stock and impair a takeover attempt.

Our Certificate of Formation authorizes us to issue one or more series of preferred stock with voting, liquidation, dividend and other rights superior to the rights of our common stock, without stockholder approval. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium to the market price. Our Certificate of Formation, Bylaws and Texas law also contain provisions intended to deter coercive takeover practices, including rules regarding stockholder proposals, the right of the board to issue preferred stock without stockholder approval, the ability of directors to fill board vacancies, a classified board of directors, and a provision that directors on a classified board may be removed only for cause. While intended to protect stockholders from coercive or unfair takeover tactics by requiring potential acquirers to negotiate with the board of directors, these provisions could delay or prevent acquisitions that stockholders may consider beneficial and may prevent or discourage attempts to remove and replace incumbent directors.

Your percentage ownership in our company may also be diluted in the future because of equity issuances for warrant exercises, acquisitions, strategic investments, capital market transactions, or otherwise, including equity compensation awards that we grant to our directors, officers and employees. These awards would have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock. In addition, our board of directors may create and issue preferred stock having powers, preferences and rights that may dilute the voting power or reduce the value of our common stock. These anti-takeover and dilutive provisions may also limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could affect the price that some investors are willing to pay for our common stock.

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

ITEM 2. PROPERTIES

The following table summarizes pertinent details of our properties as of December 31, 2025:

Location	Owned or Leased	Lease Expiration	Primary Function
101 Larry Holmes Drive, Suite 313, Easton, PA 18042	Leased	April 2027	Principal Executive Office

234 5th Ave, Suite 511 New York, NY 10001	Leased	April 2026	Office space

Keizersgracht 482, 1017 EG Amsterdam, Netherlands	Leased	Month-to-Month	Office space

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the Nasdaq Capital Markets. On June 30, 2022, our common stock began trading on the Nasdaq under the symbol of “TYDE.” On April 4, 2023, we changed the symbol of our common stock to “OCTO” in conjunction with our name change. On September 11, 2025, we changed the symbol of our common stock to “ORBS” in conjunction with our treasury strategy.

Holders of Record

The Company had approximately 91 holders of record of our common stock as of April 13, 2026. We believe our common stock are held by more than 300 beneficial owners.

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

Overview

As used herein, “Eightco” and the “Company” refer to Eightco Holdings Inc., a Texas corporation originally incorporated on September 21, 2021 (date of inception) under the laws of the State of Nevada, and its subsidiaries. On March 9, 2022, the Company converted to a Delaware corporation pursuant to a plan of conversion entered into with Vinco Ventures, Inc. (the “Vinco”). On April 3, 2023, the Company changed its name to Eightco Holdings Inc. from Cryptyde, Inc. and its stock symbol to “OCTO.” On September 11, 2025, the Company changed the symbol of its common stock to “ORBS”. On February 2, 2026, the Company changed its state of domicile to the State of Texas.

The Company previously comprised of two main businesses, Forever 8’s Inventory Cash Flow Solution and the Corrugated Packaging Business of Ferguson Containers. We acquired Forever 8 in October 2022 and it is focused on purchasing inventory and becoming the supplier for e-commerce retailers. We no longer intend to generate revenue from our Web 3 Business. Our Corrugated Packaging Business manufactured and sold custom packaging for a wide variety of products and through packaging helps customers generate brand awareness and promote brand image. In April 2025, the Company divested the Corrugated Packaging Business.

On June 29, 2022, the Company separated from the former parent, Vinco. As previously announced, we concluded a spin-off from Vinco in May 2022 (the “Separation”). Following the Separation, we are an independent, publicly traded company, and Vinco retains no ownership interest in our Company.

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

As of the date of this filing, $2,075,000 has been committed by the lenders.

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

As of the date of this filing, $150,000 has been committed by the lender and subsequent lenders.

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

As of the date of this filing, $6,450,000 has been committed by the lender.

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

In the event that the VWAP of the shares of the Company’s common stock the later of (i) the 15 trading days immediately prior to the date the put right pursuant to Section 7(b) of the Amended Operating Agreement (as defined below) is exercisable and (ii) the 15 trading days following the Company’s filing of its Annual Report on Form 10-K for the fiscal year ending December 31, 2022 is less than $3.07, then Sellers shall be entitled to receive an additional number of Preferred Units (“Additional Base Preferred Units” and together with the Initial Base Preferred Units, the “Total Base Preferred Unit Consideration”) such that the Total Base Preferred Unit Consideration multiplied by the Additional Base Preferred Unit VWAP equals $21.5 million; provided that in no event shall more than 3,750,000 Additional Base Preferred Units be issued.

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

In accordance with the Purchase Agreement, the Company’s existing operating agreement was amended and restated. The amended and restated operating agreement (the “Operating Agreement”) provides for, among other things, a put right for designated members (the “Preferred Members”). The Preferred Members (who are the Sellers) have a put right to cause Eightco to redeem certain Preferred Units, from time to time on or after the six-month anniversary following the Closing. Upon exercise of the put right, each Initial Base Preferred Unit (as defined in the Purchase Agreement) shall be exchanged for one share of the Company’s common stock.

The Preferred Members have a put right, on terms and conditions set forth in Section 7.01 of the Operating Agreement, to cause Eightco to redeem the Preferred Units as follows:

(a) starting on the later of (i) six (6) months following the Closing and (ii) the Threshold Date (as defined in the Subordination Agreement), one (1) share of the Company’s common stock per Initial Base Preferred Unit being redeemed up to a maximum of 6,281,949 Initial Base Preferred Units;

(b) upon the satisfaction of (i) the receipt of Shareholder Approval on or prior to June 30, 2023, (ii) six (6) months following the Closing and (iii) the occurrence of the Threshold Date, one (1) share of the Company’s common stock per Initial Base Preferred Units that could not be converted due to the 6,281,949 unit limit in Section 7.01(a) of the Operating Agreement (such shares being an aggregate of 718,051 Initial Base Preferred Units being defined as the “Extra Initial Base Preferred Units”) being redeemed, and one (1) share of the Company’s common stock per Additional Base Preferred Unit being redeemed;

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

(d) upon the satisfaction of (i) the receipt of Shareholder Approval on or prior to June 30, 2023, (ii) six (6) months following the time a Preferred Unit issued in connection with the first Earn-Out Target is earned under Section 1.04 of the Purchase Agreement and (iii) the occurrence of the Threshold Date, one (1) share of the Company’s common stock per Earnout One Unit being redeemed;

(e) if Shareholder Approval has not been obtained on or before June 30, 2023, subject to both (i) six (6) months following the time an Earnout One Unit is earned under Section 1.04 of Purchase Agreement and (ii) the terms of the Subordination Agreement, a cash payment equal to the amount of $15,000,000 divided by the number of Earnout One Units (the “Earnout One Unit Redemption Amount”) with such Earnout One Unit Redemption Amount then being multiplied by each Earnout One Unit being redeemed;

(f) upon the satisfaction of (i) the receipt of Shareholder Approval on or prior to June 30, 2023, (ii) six (6) months following the time a Preferred Unit issued in connection with the second Earn-Out Target is earned under Section 1.04 of the Purchase Agreement and (iii) the occurrence of the Threshold Date, one (1) share of the Company’s common stock per Earnout Two Unit being redeemed;

(g) if Shareholder Approval has not been obtained on or before June 30, 2023, subject to both (i) six (6) months following the time an Earnout Two Unit is earned under Section 1.04 of the Purchase Agreement and (ii) the terms of the Subordination Agreement, a cash payment equal to the amount of $12,000,000 divided by the number of Earnout Two Units (the “Earnout Two Unit Redemption Amount”) with such Earnout Two Unit Redemption Amount then being multiplied by each Earnout Two Unit being redeemed;

(h) upon the satisfaction of (i) the receipt of Shareholder Approval on or prior to June 30, 2023, (ii) six (6) months following the time a Preferred Unit issued in connection with the third Earn-Out Target is earned under Section 1.04 of the Purchase Agreement and (iii) the occurrence of the Threshold Date, one (1) share of the Company’s common stock per Earnout Three Unit being redeemed;

(i) if Shareholder Approval has not been obtained on or before June 30, 2023, subject to both (i) six (6) months following the time an Earnout Three Unit is earned under Section 1.04 of the Purchase Agreement and (ii) the terms of the Subordination Agreement, a cash payment equal to the amount of $10,000,000 divided by the number of Earnout Three Units (the “Earnout Three Unit Redemption Amount”) with such Earnout Three Unit Redemption Amount then being multiplied by each Earnout Three Unit being redeemed.

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

So long as the Eightco has received Shareholder Approval and the Threshold Date has been reached, at any time commencing after the 12-month anniversary of the date of the Promissory Notes, the holder of the Promissory Notes may, in its sole and absolute discretion, convert all or part of the Promissory Notes into shares of common stock of the Eightco (the “Conversion Shares”) at a per share conversion price equal to the VWAP of a share of the Company’s common stock for the ten trading days immediately preceding the conversion notice being provided to the Eightco by the holder of the Promissory Notes (the “Conversion Price”), with the Conversion Price being subject to a conversion price floor of $2.00 per share of common stock. If the VWAP is less than $2.00 and the holder converts all or part of the Note at $2.00 per share, then the holder shall be entitled to receive an additional Promissory Note with the same economic terms as the original Promissory Note in a principal amount equal to (A) $2.00 minus the VWAP multiplied by (B) the number of Conversion Shares issued upon the conversion.

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

Results of Operations

Year Ended December 31, 2025 versus the Year Ended December 31, 2024

The following table sets forth information comparing the components of net (loss) income from continuing operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Period over Period Change
	2025	2024	$	%

Revenues, net	$32,981,126	$39,621,272	$(6,640,146)	-16.76%
Cost of revenues	32,446,797	33,639,274	(1,192,477)	-3.54%
Gross profit	534,329	5,981,998	(5,447,669)	-91.07%

Operating expenses:
Selling, general and administrative	23,894,648	12,759,719	11,134,929	87.27%
Restructuring and severance	-	1,414,838	(1,414,838)	-100.00%
Impairment	33,854,230	-	33,854,230	100.00%
Total operating expenses	57,748,878	14,174,557	43,574,321	307.41%
Operating (loss) income	(57,214,549)	(8,192,559)	(49,021,990)	598.37%

Other (expense) income:
Interest (expense)	(4,082,409)	(5,287,920)	1,205,511	-22.80%
Gain on divestiture	1,231,774	-	1,231,774	100.00%
Gain on extinguishment of liabilities	-	7,427,193	(7,427,193)	-100.00%
Gain on forgiveness of earnout	-	6,100,000	(6,100,000)	-100.00%
Change in fair value of digital assets	(202,299,922)	-	(202,299,922)	-100.00%
Other income	275,522	107,760	167,762	155.68%
Total other income (expense), net	(204,875,035)	8,347,033	(213,222,068)	-2,554.47%
Income (loss) before income taxes	(262,089,584)	154,474	(262,244,058)	-169,765.82%
Income tax expense (benefit)	20,155	(135,337)	155,492	-114.89%
Net income (loss) from continuing operations	(262,109,739)	289,811	(262,399,550)	-90,541.61%
Net income (loss) from discontinued operations	96,679	418,716	(322,037)	-76.91%
Net income (loss)	$(262,013,060)	$708,527	$(262,721,587)	-37,079.97%

Revenue

For the year ended December 31, 2025, revenues were $32,981,126, representing a decrease of $6,640,146, or 16.76%, compared to revenues of $39,621,272 for the year ended December 31, 2024. The decrease was primarily driven by lower volumes through our Forever 8 inventory management platform as we continued to exit structurally unprofitable liquidation-model customer relationships and transitioned our mix toward higher-quality recurring inventory financing arrangements. Revenues from our discontinued Corrugated Packaging Business are excluded from continuing operations and presented separately.

Cost of Revenues

Cost of revenues was $32,446,797 for the year ended December 31, 2025 compared to $33,639,274 for the year ended December 31, 2024, a decrease of $1,192,477, or 3.54%. The decrease is primarily attributable to lower inventory volumes consistent with the decline in revenues partially offset by reserves for obsolescence. Cost of revenues as a percentage of revenues increased to 98.38% for 2025 compared to 84.91% in 2024, reflecting continued near-term margin compression as the Company works through older inventory positions and completes its transition away from lower-margin liquidation arrangements.

Gross Profit

Gross profit decreased to $534,329 for the year ended December 31, 2025, compared to $5,981,998 for the year ended December 31, 2024, a decline of $5,447,669, or 91.07%. Gross margin for 2025 was 1.62%, compared to 15.10% in 2024. The compression in gross margin reflects the impact of recognition of reserves for inventory obsolescence related to estimated recovery value of inventory and certain product mix shifts, inventory write-downs associated with exiting the liquidation business model, and lower overall volume leverage.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses were $23,894,648 for the year ended December 31, 2025, compared to $12,759,719 for the year ended December 31, 2024, an increase of $11,134,929, or 87.27%. The increase was primarily attributable to: (i) higher share-based compensation of approximately $10.3 million related to grants issued to employees, directors, and service providers in connection with capital-raising activities; (ii) increased professional fees and legal and advisory costs associated with implementing the Company’s Digital Asset Treasury (“DAT”) strategy; and (iii) higher custodial, compliance, and technology costs associated with managing the Company’s digital asset holdings.

The Company recognized impairment charges of $33,854,230 during the year ended December 31, 2025, related to the write-down of goodwill and intangible assets primarily associated with the Forever 8 acquisition. These charges reflect the Company’s strategic pivot away from the Forever 8 business toward its Digital Asset Treasury strategy. Given the decision to wind down Forever 8 operations and cease further investment in the business, the carrying value of goodwill and intangible assets was no longer supportable. No impairment charges were recorded in 2024. The Company did not incur any restructuring or severance costs in 2025, compared to $1,414,838 in 2024 which related to organizational changes made during the prior year.

Total operating expenses were $57,748,878 for the year ended December 31, 2025 compared to $14,174,557 for the year ended December 31, 2024, an increase of $43,574,321, reflecting the impairment charges and higher SG&A described above.

Interest Expense

Interest expense was $(4,082,409) for the year ended December 31, 2025, compared to $(5,287,920) for the year ended December 31, 2024, a decrease of $1,205,511, or 22.80%. The reduction reflects lower average outstanding debt balances during 2025 as certain convertible notes payable to related parties were extinguished in connection with the Company’s capital-raising transactions and the forgiveness of related party obligations. The Company’s line of credit balance as of December 31, 2025 was $10,740,000, representing the primary remaining debt obligation.

Gain on Divestiture

The Company recognized a gain on divestiture of $1,231,774 during the year ended December 31, 2025, related to the sale of substantially all of the assets comprising its Corrugated Packaging Business (Ferguson Containers, Inc.) which closed on April 7, 2025. The transaction resulted in gross proceeds to the Company of $557,835 in cash plus a $2.5 million seller note receivable, and the buyer assumed certain liabilities. No comparable gain was recorded in 2024.

Change in Fair Value of Digital Assets

The Company recognized a loss of $(202,299,922) related to the change in fair value of digital assets during the year ended December 31, 2025. Beginning in September 2025, following the Board of Directors’ adoption of a Digital Asset Treasury strategy, the Company began acquiring Worldcoin (WLD), Ethereum (ETH), and other digital assets measured at fair value pursuant to ASU 2023-08. The fair value losses reflect unrealized declines in the market prices of those holdings between acquisition and December 31, 2025. The Company did not hold digital assets during the comparable 2024 period. While these non-cash fair value adjustments significantly impacted reported net income for the year, the Company’s cash and digital asset holdings at year-end remained substantial, as reflected on the balance sheet.

Other Income

Other income was $275,522 for the year ended December 31, 2025, compared to $107,760 for the year ended December 31, 2024, representing interest received under the Wattum Note and the new Reichard Containers Note receivable. The Company expects these notes to continue generating modest interest income in future periods.

Income (Loss) Before Income Taxes

Loss before income taxes was $(262,089,584) for the year ended December 31, 2025, compared to income before income taxes of $154,474 for the year ended December 31, 2024. The substantially increased loss reflects the loss of $202,299,922 related to the change in fair value of digital assets, the $33,854,230 impairment charge, the $11,134,929 increase in SG&A, and lower gross profit, partially offset by the $1,231,774 gain on divestiture and lower interest expense. The 2024 income was driven in part by a $7,427,193 gain on extinguishment of liabilities and a $6,100,000 gain on forgiveness of earnout, which did not recur in 2025.

Income Tax Expense

Income tax expense was $20,155 for the year ended December 31, 2025, compared to a benefit of $135,337 for the year ended December 31, 2024. The Company continues to maintain a full valuation allowance against its net deferred tax assets as it is more likely than not that these assets will not be realized in the near term.

Net Income (Loss)

Net loss from continuing operations was $(262,109,739) for the year ended December 31, 2025, compared to net income from continuing operations of $289,811 for the year ended December 31, 2024. Net income from discontinued operations was $96,679 for the year ended December 31, 2025, compared to $418,716 for 2024, reflecting the partial-year contribution of the Corrugated Packaging Business through its sale date of April 7, 2025. Total net loss was $(262,013,060) for 2025 compared to net income of $708,527 for 2024. The year-over-year change is driven primarily by the non-cash loss on the change in the fair value of digital assets of $202,299,922 and the $33,854,230 impairment charge, both of which are non-cash items that do not affect the Company’s liquidity or cash position.

Liquidity and Capital Resources

Eightco Holdings Inc. funds its operations through a combination of equity and debt financing, including proceeds from its At-The-Market (“ATM”) offering program, private placement transactions, and borrowings under its line of credit facility. During the year ended December 31, 2025, the Company substantially strengthened its liquidity position through a series of capital transactions, including a PIPE transaction raising approximately $251.2 million, ATM proceeds of approximately $187.0 million, and proceeds from prefunded warrants of approximately $9.7 million, for total gross equity proceeds of approximately $447.9 million. These proceeds were deployed primarily into the Company’s Digital Asset Treasury.

As of December 31, 2025, the Company had cash and cash equivalents of $58,501,108, compared to $239,187 as of December 31, 2024. In addition to cash, the Company held digital assets at fair value of $175,901,645 as of December 31, 2025. Combined cash and digital assets were approximately $234.4 million as of December 31, 2025, representing a substantial increase from the prior year and reflecting the Company’s successful execution of its capital strategy. Total assets increased to $250,193,124 at December 31, 2025 from $50,848,355 at December 31, 2024, and total liabilities decreased to $17,975,088 from $39,332,415, resulting in total stockholders’ equity of $232,218,036 compared to $11,515,940 at December 31, 2024.

Outstanding debt as of December 31, 2025 consisted of $8,150,000 under the Company’s lines of credit and $2,590,000 under lines of credit with related parties, for total outstanding lines of credit of $10,740,000. The lines of credit bear interest at rates ranging from 12% to 18% and are collateralized by the inventory of the Company.

The sale of the Ferguson Containers corrugated packaging business was completed on April 7, 2025. The Company received $557,835 in cash proceeds at closing plus a $2.5 million seller note receivable, and the buyer assumed certain liabilities. The divestiture generated a gain of $1,231,774 and eliminated the operating overhead associated with that business segment.

Cash Flows for the Years Ended December 31, 2025 and 2024

Since inception, Eightco Holdings Inc. and its subsidiaries have primarily used available cash to fund operations. The following table sets forth a summary of cash flows for the periods presented:

	For the Years Ended December 31,
	2025	2024
Cash (used in) provided by:
Operating Activities	$(10,973,526)	$(6,637,101)
Investing Activities	(378,731,202)	(70,098)
Financing Activities	447,966,649	1,698,550
Net increase in cash and restricted cash	$58,261,921	$(5,008,649)

Operating Activities

Net cash used in operating activities was $(10,973,526) during the year ended December 31, 2025. This consisted primarily of a net loss of $(262,109,739) from continuing operations and net income of $96,679 from discontinued operations, adjusted for significant non-cash items including: (i) the $202,299,922 change in fair value of digital assets (non-cash); (ii) impairment charges of $33,854,230; (iii) share-based compensation of $10,254,724; (iv) depreciation and amortization of $2,339,052; (v) reserve for bad debts and obsolescence of $2,900,000 and (vi) amortization of debt issuance costs of $750,000. Working capital changes provided a modest source of cash, including improvements in accounts receivable of $458,226 and accounts payable of $1,177,826, partially offset by inventory growth of $(1,538,967). Net cash used in operating activities was $(6,637,101) during the year ended December 31, 2024.

Investing Activities

Net cash used in investing activities was $(378,731,202) during the year ended December 31, 2025, compared to $(70,098) for the year ended December 31, 2024. The significant increase was driven primarily by the Company’s deployment of capital into digital assets of $(378,201,567), consistent with its Digital Asset Treasury strategy adopted in September 2025. Additional investing outflows included the investment in Mythical Games of $999,999 and purchases of property and equipment of $(2,208), partially offset by collections on loan held-for-investment of $517,062. Net cash used by discontinued investing activities was $(44,490).

Financing Activities

Net cash provided by financing activities was $447,966,649 during the year ended December 31, 2025, compared to $1,698,550 for the year ended December 31, 2024. The 2025 activity reflects the substantial equity capital raised by the Company during the year, including net proceeds from the issuance of common stock of $447,891,337 (primarily from the PIPE transaction, ATM program, and prefunded warrant proceeds). These proceeds were partially offset by net repayments of convertible notes payable to related parties of $(289,688) and net borrowings under the line of credit of $365,000. The 2024 activity consisted primarily of net proceeds from the issuance of common stock of $2,989,800 and net borrowings of $3,750,000 under lines of credit, partially offset by repayments of $4,915,000 under convertible notes payable and $126,250 under convertible notes payable to related parties.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors of

Eightco Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eightco Holdings Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statement of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Wayne, Pennsylvania

April 14, 2026

EIGHTCO HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$58,501,108	$239,187
Digital assets, at fair value	175,901,645	-
Accounts receivable, net	433,823	1,592,049
Inventories, net	7,812,215	7,834,351
Prepaid expenses and other current assets	2,024,137	1,002,023
Current assets of discontinued operations held for sale	-	1,798,239
Total current assets	244,672,928	12,465,849
Property and equipment, net	5,172	5,452
Intangible assets, net	-	13,828,214
Goodwill	-	22,324,588
Other investments	999,999	-
Loan held-for-investment	4,515,025	2,224,252
Total assets	$250,193,124	$50,848,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,435,598	$2,061,265
Accounts payable – related parties	103,493	300,000
Accrued expenses and other current liabilities	2,674,228	2,936,580
Accrued expenses and other current liabilities – related parties	1,021,769	2,050,684
Convertible notes payable – related parties, net	-	11,500,000
Line of credit	8,150,000	6,850,000
Line of credit – related parties	2,590,000	3,525,000
Due to Former Parent	-	480,000
Current liabilities of discontinued operations held for sale	-	107,731
Total current liabilities	17,975,088	29,811,260

Convertible notes payable – related parties, net of debt discount of $0 and $750,000, respectively	-	9,521,155
Total liabilities	$17,975,088	$39,332,415

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized and 0 shares outstanding at December 31, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized and 205,629,592 and 2,479,363 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	$205,630	$2,479
Additional paid-in capital	606,030,052	124,129,543
Accumulated deficit	(374,583,109)	(112,570,049)
Foreign currency translation	979,977	368,481
Total stockholders’ equity attributable to Eightco Holdings Inc.	232,632,550	11,930,454
Non-controlling interest	(414,514)	(414,514)
Total stockholders’ equity	232,218,036	11,515,940
Total liabilities and stockholders’ equity	$250,193,124	$50,848,355

The accompanying notes are an integral part of these consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years ended December 31, 2025 and 2024

	2025	2024
Revenues, net	$32,981,126	$39,621,272
Cost of revenues	32,446,797	33,639,274
Gross profit	534,329	5,981,998

Operating expenses:
Selling, general and administrative expenses	23,894,648	12,759,719
Impairment	33,854,230	-
Restructuring and severance	-	1,414,838
Total operating expenses	57,748,878	14,174,557
Operating loss	(57,214,549)	(8,192,559)

Non-operating income (expense):
Interest expense	(4,082,409)	(5,287,920)
Gain on divestiture	1,231,774	-
Gain on forgiveness of earnout	-	6,100,000
Gain on extinguishment of liabilities	-	7,427,193
Change in fair value of digital assets	(202,299,922)	-
Other income	275,522	107,760

Total non-operating income (expense)	(204,875,035)	8,347,033

Net income (loss) before income tax expense (benefit)	(262,089,584)	154,474

Income tax expense (benefit)	20,155	(135,337)

Net income (loss) from continuing operations	(262,109,739)	289,811
Net income from discontinued operations, net of tax	96,679	418,716
Net income (loss)	(262,013,060)	708,527
Net loss attributable to non-controlling interest	-	(12)
Net income (loss) attributable to Eightco Holdings Inc.	$(262,013,060)	$708,539
Net income (loss) per share:
Net income (loss) per share – basic	$(4.14)	$0.40
Net income (loss) per share – diluted	$(4.14)	$0.36
Weighted average number of common shares outstanding – basic	63,237,585	1,751,132
Weighted average number of common shares outstanding – diluted	63,237,585	1,981,359

The accompanying notes are an integral part of these consolidated financial statements.

F-3

EIGHTCO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2025	2024

Net income (loss)	$(262,013,060)	$708,527
Foreign currency translation – unrealized gain (loss)	611,496	(354,822)
Comprehensive income (loss)	$(261,401,564)	$353,705

EIGHTCO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years ended December 31, 2025 and 2024

	Common Stock		Additional Paid in	Non controlling	Retained Earnings (Accumulated	Accumulated Other
	Shares	Amount	Capital	Interest	Deficit)	Income	Total
Balances, January 1, 2025	2,479,363	$2,479	$124,129,543	$(414,514)	$(112,570,049)	$368,481	$11,515,940

Issuance of common stock - PIPE	178,284,653	178,285	250,996,120	-	-	-	251,174,405
Issuance of common stock - ATM	23,312,927	23,313	186,959,456	-	-	-	186,982,769
Issuance of common stock to note holders – interest	485,381	485	(485)	-	-	-	-
Issuance of common stock – warrant exercises	145,600	145	36,255	-	-	-	36,400
Issuance of common stock to vendors for settlement of liabilities	80,000	81	143,120	-	-	-	143,201
Issuance of common stock – forgiveness of debt/interest – related parties	800,000	800	1,167,200	-	-	-	1,168,000
Proceeds from prefunded warrants	-	-	9,697,761	-	-	-	9,697,761
Forgiveness of debt/interest – related parties	-	-	22,789,599	-	-	-	22,789,599
Forfeiture of shares	(8,332)	(8)	8	-	-	-	-
Share-based compensation expense	50,000	50	10,111,476		-	-	10,111,526
Foreign currency translation	-	-	-	-	-	611,496	611,496
Net loss	-	-	-	-	(262,013,060)	-	(262,013,060)
Balances, December 31, 2025	205,629,592	$205,630	$606,030,052	$(414,514)	$(374,583,109)	$979,977	$232,218,036

Balances, January 1, 2024	941,284	$941	$108,620,943	$(414,502)	$(113,278,588)	$723,303	$(4,347,903)
Issuance of common stock to note holders	294,633	295	1,207,705	-	-	-	1,208,000
Issuance of common stock to investors	864,236	864	2,988,936	-	-	-	2,989,800
Issuance of common stock to board of directors and former employees	110,802	111	371,345	-	-	-	371,456
Issuance of common stock to consultants	193,779	194	620,099	-	-	-	620,293
Issuance of common stock - conversions	24,195	24	99,174	-	-	-	99,198
Issuance of common stock – settlement of cash warrants	50,434	50	206,728	-	-	-	206,778
Share-based compensation	-	-	39,937	-	-	-	39,937
Shares reserved for future issuance of common stock to debt holders for interest	-	-	713,511	-	-	-	713,511
Forgiveness of principal and interest – related parties	-	-	9,261,165	-	-	-	9,261,165
Foreign currency translation	-	-	-	-	-	(354,822)	(354,822)
Net income	-	-	-	(12)	708,539	-	708,527
Balances, December 31, 2024	2,479,363	$2,479	$124,129,543	$(414,514)	$(112,570,049)	$368,481	$11,515,940

The accompanying notes are an integral part of these consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31, 2025 and 2024

	2025	2024
Cash flows from operating activities:
Net income (loss)	$(262,013,060)	$708,527
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,339,052	2,454,661
Amortization of debt issuance costs	750,000	1,337,750
Amortization of prepaid share-based compensation	34,000	533,851
Impairments	33,854,230	-
Reserves for obsolescence	2,200,000	-
Share-based compensation	10,254,724	39,937
Reserves for bad debts	700,000	-
Gain on disposal	(1,231,774)	-
Gain on extinguishment of liabilities	-	(7,427,193)
Gain on forgiveness of earnout	-	(6,100,000)
Change in fair value of digital assets	202,299,922	-
Changes in assets and liabilities, net of acquisition:
Accounts receivable	458,226	(343,392)
Inventories	(1,566,368)	(2,223,566)
Prepaid expenses and other current assets	(806,114)	(277,105)
Accounts payable	1,177,826	130,476
Accrued expenses and other current liabilities	704,865	4,831,039
Deferred taxes	-	(82,104)
Discontinued operations	(129,055)	(219,982)

Net cash used in operating activities	(10,973,526)	(6,637,101)

Cash flows from investing activities:
Purchases of property and equipment – continuing operations	(2,208)	(826)
Purchase of digital assets	(378,201,567)	-
Investment in Mythical Games	(999,999)
Purchases of property and equipment – discontinued operations	(44,490)	(69,272)
Proceeds from sale of assets of Ferguson Containers, Inc.	307,835
Repayments under loan held-for-investment	209,227	-

Net cash used in investing activities	(378,731,202)	(70,098)

Cash flows from financing activities:
Net proceeds from issuance of common stock	447,891,337	2,989,800
Net borrowings under lines of credit	365,000	3,750,000
Repayments under convertible notes payable – related parties	(289,688)	(126,250)
Repayments under convertible notes payable	-	(4,915,000)

Net cash provided by financing activities	447,966,649	1,698,550

Net increase in cash and cash equivalents	58,261,921	(5,008,649)
Cash and cash equivalents, beginning of the year	239,187	5,247,836
Cash and cash equivalents, end of the year	$58,501,108	$239,187

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,792,672	$1,179,351
Cash paid for income taxes	$-	$-
Convertible shares under notes payable	$-	$-
Issuance of warrants to noteholders and placement agent	$-	$-
Original issue discount	$-	$-
Accrued placement agent fees for equity placement	$-	$-
Convertible shares under notes payable – related party	$-	$99,199
Issuance of common stock to line of credit holders	$-	$60,000
Issuance of common stock to vendors for future services	$-	$480,250
Issuance of common stock to employees and directors for settlement of liabilities	$-	$318,205
Issuance of common stock to vendors for settlement of liabilities	$143,200	$105,693
Issuance of common stock to noteholders for settlement of accrued interest	$-	$1,148,000
Issuance of common stock to noteholders for settlement of cash warrant liabilities	$-	$206,779
Shares reserved for future issuance of common stock to debt holders for interest 8	$-	$713,510
Forgiveness of debt and interest – related parties	$22,789,599	$9,261,165
Issuance of common stock for forgiveness of debt and interest – related parties	$1,168,000	$-
Deconsolidation of assets of Corrugated Business:
Cash and cash equivalents	$125,431	$-
Accounts receivable	$771,162	$-
Inventory	$179,923	$-
Prepaid expenses and other current assets	$144,668	$-
Property and equipment	$641,271	$-
Accounts payable	$168	$-
Accrued expenses and other current liabilities	$36,226	$-

The accompanying notes are an integral part of these consolidated financial statements.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2025 and 2024

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

Under this strategy, the Company holds various digital assets, including Worldcoin (WLD), Ethereum (ETH), and USD denominated stablecoins for treasury, liquidity management, and strategic investment purposes. The Company does not currently generate revenue from its digital asset holdings. Digital assets are custodied with institutional third-party providers, including Kraken, Coinbase, and FalconX.

The Company adopted ASU 2023-08 effective January 1, 2025. Eligible digital assets are measured at fair value with changes recognized in net income.

Corporate Organization

As of December 31, 2025, Eightco had the following wholly-owned subsidiaries:

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

Basis of Presentation.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Eightco Holdings Inc. and its wholly-owned subsidiaries.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act, enacted on April 5, 2012 and has elected to comply with certain reduced public company reporting requirements.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2025 and 2024

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

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2025 and 2024

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Digital Assets. Digital assets consist primarily of cryptocurrencies and other crypto-tokens held for treasury, investment, and operational purposes. Effective January 1, 2025, the Company adopted ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60). Under this guidance, eligible crypto assets are measured at fair value at each reporting date, with changes in fair value recognized in net income in the period incurred. Digital assets are presented separately on the condensed consolidated balance sheets as “Digital assets, at fair value.” Gains and losses on dispositions of digital assets are recognized in earnings and are determined using the specific identification method.

Digital assets expected to be converted into cash or used to fund operations within twelve months are classified as current assets, with all other digital assets classified as noncurrent.

Accounts Receivable. Accounts receivable are carried at their contractual amounts, less an estimated allowance for credit losses. Management estimates the allowance for credit losses using a loss-rate approach based on historical loss information, adjusted for management’s expectations about current and future economic conditions, as the basis to determine expected credit losses. Management exercises significant judgment in determining expected credit losses. Key inputs include macroeconomic factors, industry trends, the creditworthiness of counterparties, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Management believes that the composition of receivables at year-end is consistent with historical conditions as credit terms and practices and the client base has not changed significantly. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted. The allowance for credit losses was $60,000 and $67,350 as of December 31, 2025 and 2024, respectively. There were two customers who represented 63% and 36% of total accounts receivable as of December 31, 2025, respectively.

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

Intangible Assets and Long-lived Assets. The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of its long-lived assets using undiscounted cash flows. If an asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. During the years ended December 31, 2025 and 2024, the Company did not record any impairment charges related to long lived assets, respectively. The Company records intangible assets based on their fair value on the date of acquisition. Intangible assets include the cost of developed technology, customer relationships, trademarks and tradenames. Intangible assets are amortized utilizing the straight-line method over their remaining economic useful lives, as follows: 10 years for developed technology, 7 years for customer relationships and 7 years for trademarks and tradenames. The Company reviews long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to an asset, an impairment loss equal to the remaining carrying value of the asset is recorded. During the years ended December 31, 2025 and 2024, respectively, the Company recorded impairment charges related to intangibles assets in the amounts of $11,529,642 and $0, respectively.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2025 and 2024

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill. Goodwill is recorded for the difference between the fair value of the purchase consideration over the fair value of the net identifiable tangible and intangible assets acquired. We perform an impairment assessment of goodwill on an annual basis as of December 31st, or whenever impairment indicators exist. In the absence of any impairment indicators, goodwill is assessed for impairment during the fourth quarter of each fiscal year. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business. We may assess our goodwill for impairment initially using a qualitative approach to determine whether it is more likely than not that the fair value of these assets is greater than their carrying value. When performing a qualitative test, we assess various factors including industry and market conditions, macroeconomic conditions and performance of our businesses. If the results of the qualitative assessment indicate that it is more likely than not that our goodwill and other indefinite-lived intangible assets are impaired, a quantitative impairment analysis would be performed to determine if impairment is required. We may also elect to perform a quantitative analysis of goodwill initially rather than using a qualitative approach. The impairment testing for goodwill is performed at the reporting unit level. The valuation methods used in the quantitative fair value assessment, discounted cash flow and market multiples method, requires our management to make certain assumptions and estimates regarding certain industry trends and future profitability of our reporting units. If the fair value of a reporting unit exceeds the related carrying value, the reporting unit’s goodwill is considered not to be impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded for the difference. The valuation of goodwill is affected by, among other things, the Company’s business plan for the future and estimated results of future operations. Future events could cause the Company to conclude that impairment indicators exist, and, therefore, that goodwill may be impaired. During the years ended December 31, 2025 and 2024, respectively, the Company recorded impairment charges related to goodwill in the amounts of $22,324,588 and $0, respectively.

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

Warrants. The Company evaluates warrants and other freestanding instruments to determine whether they should be classified as equity or as assets or liabilities in the consolidated balance sheets. Warrants that are freestanding financial instruments and are indexed to the Company’s own stock and meet the criteria for equity classification are recorded in equity at issuance and are not subsequently remeasured. Warrants that do not meet the criteria for equity classification are recorded as assets or liabilities at fair value upon issuance and remeasured to fair value at each reporting date, with changes in fair value recognized in earnings.

Revenue Recognition. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for fulfilling those performance obligations. Revenue for product sales is recognized upon receipt by the customer. There are no contract assets or contract liabilities and therefore no unsatisfied performance obligations. One customer represented 89% and 75% of total revenues for the year ended December 31, 2025 and 2024, respectively.

Disaggregation of Revenue. The Company’s primary revenue streams include the sale of consumer goods through our inventory management solutions business and the sale of corrugated packaging materials. There are no other material operations that were separately disaggregated for segment purposes.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2025 and 2024

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

For the purpose of presenting these consolidated financial statements, the reporting currency is USD. Forever 8 assets and liabilities are expressed in USDs at the exchange rate on the balance sheet date, equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholders’ equity section of the balance sheets.

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

For the years ended December 31, 2025 and 2024, approximately 92% and 84% of consolidated revenues were derived from customers located outside of the United States, respectively.

Exchange rates used for the translations are as follows:

	December 31, 2025	December 31, 2024
Spot
USD to EUR	$0.8547	$0.9615
USD to GBP	$0.7407	$0.8000

	December 31, 2025	December 31, 2024
Average
USD to EUR	$0.8837	$0.9259
USD to GBP	$0.7566	$0.7874

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

For the Years ended December 31, 2025 and 2024

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the year ended December 31, 2025, the Company incurred a net loss and excluded common stock equivalents from diluted EPS as their effect would have been anti-dilutive. For the year ended December 31, 2024, the Company had net income and therefore included the dilutive effect of certain securities in its diluted EPS calculation.

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating the basic and diluted net loss per share:

	December 31,
	2025	2024

Weighted average shares outstanding – basic	63,237,585	1,751,132
Warrants for noteholders and placement agents	-	44,217
Warrants for equity investors	-	145,600
Shares to be issued	-	40,410
Weighted average shares outstanding – diluted	63,237,585	1,981,359

As of December 31, 2025 and 2024, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31, 2025	December 31, 2024

Options	856,164	-
Restricted stock units	4,680,822	-
Warrants	13,773,666	-
Pre-funded warrants	6,646,855	-
Convertible notes payable issued in acquisition of Forever 8 Fund, LLC	-	43,598
Shares to be issued	727,500	-
Total common stock equivalents	26,685,007	43,598

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

For the Years ended December 31, 2025 and 2024

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes. The Company accounts for income taxes under the provisions of the FASB ASC Topic 740 “Income Taxes” (“ASC Topic 740”). The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2025 and 2024. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of comprehensive income. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

Fair Value Measurements. The Company measures the fair value of certain financial and nonfinancial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The Company applies this guidance in measuring the fair value of its digital assets and, when applicable, other assets and liabilities measured at fair value on a recurring or nonrecurring basis. The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, accounts payable and other current liabilities approximate fair values due to the short-term nature of these instruments.

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

For the Years ended December 31, 2025 and 2024

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements Adopted. In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The amendments in this Update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the guidance for the annual reporting period ended December 31, 2024. There was no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 21, Segment Reporting in the Notes to Consolidated Financial Statements.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 became effective for fiscal years beginning after December 15, 2024. These amendments are to be applied prospectively, with retrospective application permitted. The Company adopted ASU 2023-09 on January 1, 2025, on a prospective basis. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted. In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization included in each relevant expense caption presented on the statement of operations. The standard also requires disclosure of qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as the total amount of selling expenses and an entity’s definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to its consolidated financial statements.

Segment Reporting. The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the Chairman and Chief Executive Officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. As of December 31, 2025, the Company operates as one reportable segment.

Reclassifications. Certain prior period amounts have been reclassified to conform to the current period presentation, including amounts related to the Corrugated Packaging Business, which was classified as a discontinued operation as of December 31, 2025. These reclassifications had no impact on previously reported net income or stockholders’ equity.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2025 and 2024

3. ACQUISITIONS AND DIVESTITURES

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

The following summarizes the components of the assets and liabilities from discontinued operations as of December 31, 2025 and December 31, 2024:

	December 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$-	$168,323
Accounts receivable, net	-	788,317
Inventories	-	101,577
Prepaid expenses and other current assets	-	105,249
Property and equipment, net	-	634,773
Total assets	$-	$1,798,239

LIABILITIES
Current liabilities:
Accounts payable	$-	$2,980
Accrued expenses and other current liabilities	-	31,775
Income tax payable	-	72,976
Deferred tax liabilities	-	-
Total liabilities	$-	$107,731

	Year Ended December 31,
	2025	2024

Revenues	1,773,929	6,823,277
Cost of revenues	1,276,685	4,980,338
Gross profit:	497,244	1,842,939

Operating expenses:
Selling, general and administrative	393,013	1,439,964
Restructuring and severance	-	-
Operating income	104,231	402,975

Other (expense) income:
Interest (expense)	-	-
Other income	1,077	6,613
Total other income, net	1,077	6,613
Income before income taxes	105,308	409,588
Income tax expense (benefit)	8,629	(9,128)
Net income from discontinued operations	$96,679	$418,716

The following summarizes the components of cash flows from discontinued operations for the year ended December 31, 2025 and 2024:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Cash flows from operating activities:
Net income	$96,679	$418,716
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	37,992	173,836
Changes in assets and liabilities:
Accounts receivable	17,155	(163,024)
Inventories	(78,346)	12,723
Prepaid expenses and other current assets	(39,419)	24,644
Accounts payable	(2,812)	2,038
Accrued expenses and other current liabilities	7,519	(1,016)
Income taxes	(67,170)	(9,128)

Net cash provided by (used in) operating activities	(28,402)	458,789

Cash flows from investing activities:
Repayments (proceeds) from/to Eightco Holdings, Inc.	30,000	(1,580,000)
Purchases of property and equipment	(44,490)	(69,272)
Working capital cash transferred to Buyer	(125,431)	-

Net cash used in investing activities	(139,921)	(1,649,272)

Net decrease in cash and cash equivalents	(168,323)	(1,190,483)
Cash and cash equivalents, beginning of the period	168,323	1,358,806
Cash and cash equivalents, end of the period	$-	$168,323

As a result of this classification, prior period amounts have been reclassified to conform to the current period presentation.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2025 and 2024

4. RESTRUCTURING AND SEVERANCE

Restructuring and severance charges consist of the following for the years ended December 31, 2025 and 2024:

	For the Years Ended December,
	2025	2024

Severance expense	$-	$1,404,038
Rent expense	-	10,800
Total restructuring and severance	$-	$1,414,838

The changes in the carrying amount of restructuring and severance liabilities for the period from January 1, 2025 through December 31, 2025 consist of the following:

Balance, January 1, 2025	$3,060,388
Additions and adjustments	-
Payments and adjustments	(712,053)
Balance, December 31, 2025	$2,348,335

5. DIGITAL ASSETS

Digital assets consist of the following at December 31, 2025:

	December 31, 2025
	Quantity	Fair Value (USD)

Worldcoin/Worldchain (WLD) – Level 1	277,222,975	$133,080,890
Ethereum (ETH) – Level 1	11,068	32,838,381
Stablecoins (USDC, USDT) – Level 1	9,982,374	9,982,374
Total digital assets, at fair value		$175,901,645

The Company’s digital assets are held with third-party custodians and institutional trading counterparties. These arrangements expose the Company to counterparty, concentration, and safeguarding risks, including technological, operational, and cybersecurity risks. The Company does not hold digital assets on behalf of third parties.

The changes in the carrying amount of digital assets for the period from January 1, 2025 through December 31, 2025 consist of the following:

For the Year ended December 31, 2025
Beginning balance, December 31, 2024	$-
Purchases of digital assets	378,201,567
Realized/unrealized gains (losses)	(202,299,922)
Sales of digital assets	-
$175,901,645

The following table presents the Company’s digital asset holdings by token, including cost basis, fair value, and unrealized gains (losses) as of December 31, 2025. Unrealized gains (losses) represent the difference between the original cost basis and the fair value of each token as of the balance sheet date, based on the closing market price of each respective digital asset:

	Cost Basis	Fair Value	Unrealized Gain (Loss)

Token:
WLD	$320,719,180	$133,080,890	$(187,638,290)
ETH	47,500,013	32,838,381	(14,661,632)
USDC	9,982,374	9,982,374	-
Total	378,201,567	175,901,645	(202,299,922)

6. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024

Trade accounts receivable	$1,133,823	$2,440,366
Less: allowance for credit losses	(700,000)	(60,000)
Total accounts receivable	433,823	2,380,366
Less: accounts receivable – discontinued operations	-	(788,317)
Accounts receivable – continuing operations	$433,823	$1,592,049

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2025 and 2024

7. INVENTORIES

Inventories consist of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Raw materials	$-	$-
Finished goods	10,512,215	8,435,928
Reserve for obsolescence	(2,700,000)	(500,000)
Total inventories	7,812,215	7,935,928
Less: inventories – discontinued operations	-	(101,577)
Inventories – continuing operations	$7,812,215	$7,834,351

8. OTHER CURRENT ASSETS

Other current assets consist of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Deposits on inventory	$502,161	$949,641
Prepaid insurance	1,265,873	53,601
Deposits	2,090	72,744
Due from customer	-	-
Other	254,013	31,286
Total other current assets	2,024,137	1,107,272
Less: other current assets – discontinued operations	-	(105,249)
Other current assets – continuing operations	$2,024,137	$1,002,023

9. LOAN HELD-FOR-INVESTMENT

Loan held-for-investment consist of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Wattum Management Inc. – 5%, 10/2026	$2,224,252	$2,224,252
Reichard Containers, LLC – 9.75%, 4/2035	2,290,773	-
Total loan held-for-investment	4,515,025	2,224,252
Less: allowance for credit losses	-	-
Loan held-for-investment	$4,515,025	$2,224,252

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

Expected credit losses for loan held for investment are based on management’s assessment of credit risk associated with the loan, including consideration of factors such as the financial condition of the entity, historical payment behavior, and any collateral or guarantees provided. The Company determined it was not necessary to record an allowance for credit losses as of December 31, 2025 and 2024, respectively.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2025 and 2024

10. OTHER INVESTMENTS

Other investments consist of the Company’s minority equity investment in Mythical, Inc., a Delaware corporation (“Mythical”), a developer of blockchain-based video game ecosystems. In January 2025, the Company invested $999,999 to purchase Series D Preferred Stock of Mythical at a purchase price of $2.2193 per share pursuant to Mythical’s Series D Preferred Stock Purchase Agreement. The investment is carried at cost less any impairment, as the Company does not have the ability to exercise significant influence over Mythical’s operating and financial policies. As of December 31, 2025, the carrying value of the investment was $999,999.

The investment is accounted for as an equity security without a readily determinable fair value and is measured using the measurement alternative. Under this approach, the investment is recorded at cost, less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. The Company concluded that it does not have significant influence over Mythical’s operating or financial policies and, accordingly, the investment is not accounted for under the equity method. As of December 31, 2025, the carrying value of the investment was $999,999.

11. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024

Land	$-	$-
Building and building improvements	-	781,985
Equipment and machinery	-	4,821,936
Furniture and fixtures	8,418	284,877
Vehicles	-	585,854
	8,418	6,474,652
Less: accumulated depreciation	(3,246)	(5,834,427)
Total property and equipment, net	5,172	640,225
Less: property and equipment, net – discontinued operations	-	(634,773)
Property and equipment, net – continuing operations	$5,172	$5,452

Depreciation and amortization expense was $40,385 and $174,443 for the years ended December 31, 2025 and 2024, respectively. The Company recorded an impairment charge of $0 and $292,748 for the years ended December 31, 2025 and 2024, respectively.

12. INTANGIBLE ASSETS, NET

Intangible assets consist of the following at December 31, 2025 and December 31, 2024:

	Useful Lives	December 31, 2025	December 31, 2024

Customer relationships	7 years	$7,100,000	$7,100,000
Developed technology	10 years	9,700,000	9,700,000
Trademarks and tradenames	7 years	2,200,000	2,200,000
		19,000,000	19,000,000
Less: accumulated amortization and impairments		(19,000,000)	(5,171,786)
Total intangible assets, net		$-	$13,828,214

Amortization expense was $2,298,572 and $2,280,229 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company determined that the remaining carrying value of its intangible assets was not recoverable due to a decision to limit funding of the Forever 8 business and the conclusion that the full carrying amount of the assets was unrecoverable. Accordingly, the Company recorded an impairment charge of $11,529,642 to write the intangible assets to zero, which is included in impairment expense on the consolidated statement of operations.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2025 and 2024

13. GOODWILL

The carrying amount of goodwill was $22,324,588 as of January 1, 2024 and remained unchanged through December 31, 2024. During the year ended December 31, 2025, the Company recognized a goodwill impairment charge of $22,324,588, which fully impaired the carrying amount of goodwill, primarily due to the Company’s intention to not invest additional capital funding into the Inventory Management Solution business to support recovery of the goodwill into the future. As of December 31, 2025, no goodwill remained on the consolidated balance sheets.

14. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024

Payroll and related benefits	$2,260,559	$3,130,269
Professional fees	734,930	187,378
Accrued settlement liability for equity holders of Forever 8	-	-
Accrued interest	-	936,395
Accrued rent	120,000	120,000
Accrued other taxes	100,000	215,006
Other	480,508	429,991
Total accrued expenses and other current liabilities	3,695,997	5,019,039
Less: accrued expenses and other current liabilities – discontinued operations	-	(31,775)
Accrued expenses and other current liabilities – continuing operations	$3,695,997	$4,987,264

15. DUE TO AND FROM FORMER PARENT

As of December 31, 2025, there were no amounts due to or from Former Parent. As of December 31, 2024, due to Former Parent consisted of net amounts due to Vinco Ventures, Inc. related to management fees and borrowings for working capital of $480,000. The outstanding balance was fully repaid during the year ended December 31, 2025.

16. LINES OF CREDIT

Principal due under the lines of credit was as follows at December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024

Lines of credit, 12%-18%	$8,150,000	$6,850,000

Interest expense under lines of credit was $1,273,109 and $698,030 for the years ended December 31, 2025 and 2024, respectively.

The lines of credit are collateralized by the inventory of the Company.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2025 and 2024

17. LINES OF CREDIT – RELATED PARTIES

Principal due under the lines of credit – related parties was as follows at December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024

Lines of credit, 12%-18%	$2,590,000	$3,525,000

Interest expense under lines of credit – related parties was $329,883 and $339,987 for the years ended December 31, 2025 and 2024, respectively.

The lines of credit – related parties are collateralized by the inventory of the Company.

18. CONVERTIBLE NOTE PAYABLE

During 2023, the Company had two senior secured convertible notes outstanding with an accredited investor (the “Note Investor”): a note issued in January 2022 with an original principal amount of $33,333,333 (the “January 2022 Note”) and a note issued in March 2023 with an original principal amount of $5,555,000 (the “March 2023 Note”). Both notes were issued at an original issue discount and included embedded conversion features and detachable warrants, which resulted in the recognition of significant debt discounts and warrant-related expenses in prior periods. The outstanding balance of $3,425,000 as of December 31, 2023 was repaid in full during the year ended December 31, 2024.

For the year ended December 31, 2024, interest expense under convertible notes payable was $277,750, of which $277,750 was related to amortization of the debt discount.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2025 and 2024

19. CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

The convertible notes payable, related party were issued as part of consideration for the acquisition of Forever 8. The discount was calculated based on the fair value of the instrument as of October 1, 2022. Principal due under the convertible note payable – related parties was as follows at December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024

Notes payable, 12%	$-	$21,771,155
Less: current portion	-	11,500,000
Notes payable, long-term potion	$-	$10,271,155
Less: debt discount	-	750,000
Notes payable, long-term portion, net	$-	$9,521,155

For the year ended December 31, 2025, interest expense under convertible notes payable – related parties was $2,479,417, of which $750,000 was related to amortization of the debt discount. For the year ended December 31, 2024, interest expense under convertible notes payable – related parties was $2,916,597, of which $1,000,000 was related to amortization of the debt discount. During the year ended December 31, 2025, the Company recognized a capital contribution in additional paid-in capital of $22,789,599 related to the forgiveness of debt and accrued interest by related parties offset by the issuance of 800,000 shares of common stock with a fair value of $1,168,000.

20. INCOME TAXES

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

The Company adopted ASU 2023-09 on January 1, 2025, on a prospective basis. Accordingly, the enhanced income tax disclosures required under the new standard are presented only for the year ended December 31, 2025. Prior period amounts have not been recast and are therefore not comparable.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2025 and 2024

20. INCOME TAXES (continued)

Components of income before income taxes were as follows:

	2025	2024

United States	$(260,413,611)	$315,844
Foreign	(1,570,665)	248,218
Income (loss) before income tax expense	$(261,984,276)	$564,062
Less: income before income tax expense – discontinued operations	(105,308)	(409,588)
Income before income tax expense – continuing operations	$(262,089,584)	$154,474

The tax effects of temporary differences that give rise to deferred tax assets or liabilities are presented below:

	2025	2024

Deferred tax assets:
Stock-based compensation	$2,566,224	$(8,387)
Goodwill and intangibles	3,712,216	487,575
Leases	-	-
Reserves	764,137	117,600
Net operating loss carryforwards	16,549,866	8,118,656
Mark-to-market income/loss	47,083,883	-
Less: valuation allowance	(70,676,326)	(8,715,444)
Net deferred tax assets	$-	$-

Deferred tax liabilities:
Right of use assets	$-	-
Property and equipment	$-	-
Net deferred tax liabilities	$-	$-
Net deferred taxes	$-	$-

The income tax provision consists of the following:

	2025	2024

Current:
Federal	$-	$-
State	8,629	72,976
Foreign	20,155	(135,337)
Total current	28,784	(62,361)
Deferred:
Federal	50,504,070	(55,816)
State	11,070,526	(26,287)
Foreign	296,181	-
Less: change in valuation allowance	(61,870,777)	-
Total deferred	-	(82,103)
Total income tax provision (benefit)	$28,784	$(144,464)
Less: income tax provision (benefit) – discontinued operations	8,629	(9,127)
Total income tax provision (benefit) – continuing operations	20,155	(135,337)

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2025 and 2024

20. INCOME TAXES (continued)

Enhanced Disclosures (ASU 2023-09 – 2025)

Effective Tax Rate Reconciliation (2025)

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax net loss compared to the income taxes in the statement of operations for the year ended December 31, 2025.

In accordance with ASU 2023-09, reconciling items greater than 5% of the statutory tax rate are presented separately. Amounts below this threshold are aggregated within “Other.” The 2025 reconciliation below is not presented on a comparable basis with prior periods due to the adoption of ASU 2023-09.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the year ended December 31, 2025 is as follows:

	2025	2025

Tax at federal statutory rate	$(55,016,696)	21.0%
State and local income taxes	(16,436,727)	6.3%
Foreign tax effects	31,413	0.0%
Tax credits	-	0.0%
Provision to return true ups	(1,689,901)	0.6%
Rate change	5,570,071	-2.1%
Nondeductible expenses	5,699,847	-2.2%
Change in valuation allowance	61,870,777	-23.6%
Total income tax provision	28,784	0.0%
Less: adjustment for discontinued operations	(8,629)	0.0%
Income tax provision (benefit) from continuing operations	$20,155	0.0%

Income Taxes Paid (Disaggregated) – 2025

2025

U.S. federal	$-
U.S. state	-
Foreign	-
Total income taxes paid	$-

Legacy Disclosures (ASC 740 – 2024)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the year ended December 31, 2024 is as follows:

2024

Tax at federal statutory rate	21.0%
State and local income taxes	12.9%
Foreign tax effects	0.0%
Tax credits	-24.0%
Provision to return true ups	0.0%
Rate change	0.0%
Nondeductible expenses	-1.7%
Change in valuation allowance	-33.8%
Total income tax provision	-25.6%
Less: adjustment for discontinued operations	-62.0%
Income tax provision (benefit) from continuing operations	-87.6%

The Company recorded an income tax expense of approximately $20,155 and an income tax benefit of $135,337 for the years ended December 31, 2025 and 2024, respectively. This expense and benefit reflects the release of certain foreign tax obligations and changes in deferred tax balances, including adjustments for valuation allowances. The Company recorded a full valuation allowance against its deferred tax assets in both 2025 and 2024 due to cumulative losses and the lack of objectively verifiable positive evidence. A separate tax expense of approximately $8,629 related to the discontinued operations of Ferguson Containers is presented within discontinued operations on the consolidated statements of operations.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2025, the Company had $0 unrecognized tax benefits and $0 charges during 2025, and accordingly, the Company did not recognize any interest or penalties during 2025 related to unrecognized tax benefits. There is $0 accrual for uncertain tax positions as of December 31, 2025.

The Company files U.S. income tax returns and a state income tax return. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2022 and thereafter are subject to examination by the relevant taxing authorities.

As of December 31, 2025, the Company had a net operating loss carryforward for federal income tax purposes of approximately $66,723,534. These carryforwards were generated in 2022 and later, and therefore do not expire, but are subject to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions, and may be utilized to offset up to 80% of taxable income in any future period.

On July 2, 2025, U.S. Congress enacted the Taxpayer Fairness and Growth Act of 2025, which includes significant amendments to the Internal Revenue Code. Key provisions include:

●	Limitations on the deductibility of certain interest and R&D expenses;

●	Modifications to the foreign-derived intangible income (“FDII “) and global intangible low-taxed income (“GILTI”) regimes.

The Company evaluated the impact of the legislation on its consolidated financial statements, including deferred tax assets and liabilities, and incorporated the effects of the enacted changes in these consolidated financial statements for the year ended December 31, 2025, consistent with ASC 740-10-45-15. The Company expects the corporate rate reduction and other provisions to have a favorable impact on its effective tax rate beginning in fiscal 2026.

21. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2025, the Company had 205,629,592 shares of common stock issued and outstanding. Subsequent to December 31, 2025, in connection with the Company’s redomestication to Texas effective February 2, 2026, the authorized shares of common stock were increased from 500,000,000 to 10,000,000,000 shares, par value $0.001 per share. See Note 24 – Subsequent Events.

Preferred Stock

As of December 31, 2025 and December 31, 2024, the Company had 0 issued and outstanding shares of Series A Preferred Stock, respectively.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2025 and 2024

21. STOCKHOLDERS’ EQUITY (continued)

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

Pre-Funded Warrants issued on September 9, 2025 permit the holders to purchase up to 6,646,855 shares of common stock at an exercise price of $0.001 per share. Proceeds received from these Pre-Funded Warrants totalled $9,697,761, which were recorded in additional paid-in capital. No Pre-Funded Warrants were exercised during the year ended December 31, 2025.

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

Strategic Advisor Agreement and Strategic Advisor Warrants

On September 9, 2025, the Company entered into a Strategic Advisor Agreement with Worldcoin Tower Instant LLC. As consideration, the Company issued Strategic Advisor Warrants equal to 5% of fully diluted common shares outstanding as of the Closing Date. See Note 22 – Commitments and Contingencies for further information.

On the Closing Date, the Company issued Strategic Advisor Warrants to purchase up to 9,917,844 shares of common stock at an exercise price of $1.752 per share. These warrants are exercisable on a cash or cashless basis and expire seven years from issuance, had a fair value of $9,917,844 and are expensed on a straight-line basis over the requisite service period.

Seller Note Termination Agreement

On September 8, 2025, the Company entered into a Seller Note Termination Agreement with the holders of the convertible seller notes originally issued in the 2022 acquisition of Forever 8 Fund. The holders converted the remaining outstanding principal and accrued interest of $23,957,599 into 800,000 shares of common stock. Upon issuance of the shares, the Seller Notes were fully extinguished with no further obligations. The Company recognized a gain of $22,789,599 within additional paid in capital due to the related party nature of the Seller Note. See Note 19 – Convertible Notes Payable – Related Parties for further information.

Warrant Exercises

During the year ended December 31, 2025, holders exercised warrants for 145,600 shares of common stock, generating proceeds of $36,400.

ATM Agreement - R.F. Lafferty & Co.

On September 10, 2025, the Company entered into a new At-The-Market Issuance Sales Agreement (the “Lafferty ATM Agreement”) with R.F. Lafferty & Co., Inc. as sales agent, providing for the offer and sale of shares of Common Stock from time to time.

During the year ended December 31, 2025, the Company sold 23,312,927 shares of common stock under the Lafferty ATM agreement for net proceeds of $186,982,769.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2025 and 2024

21. STOCKHOLDERS’ EQUITY (continued)

Under the 2024 ATM Agreement, the Agent received a commission of 3% of the aggregate gross sales prices of the shares of common stock. The Company also reimbursed the Agent for fees and disbursements of counsel to the Agent in the amount of approximately $37,000 in connection with the signing of the 2024 ATM Agreement. On August 26, 2025, the Company provided notice to the Agent of its election to terminate the 2024 ATM Agreement. Pursuant to the Sales Agreement, the termination became effective August 31, 2025.

Under the 2024 ATM Agreement, the Company sold 692,890 shares of common stock for net proceeds of $2,422,910 during the years ended December 31, 2024. There were no sales under this agreement during the year ended December 31, 2025. The Company utilized the net proceeds from the sale of shares of common stock pursuant to the 2024 ATM Agreement for working capital and general corporate purposes.

Common stock issuances during the year ended December 31, 2025:

On January 21, 2025, the Company issued 485,381 shares of common stock to approximately 30 note holders to satisfy accrued interest obligations, at a fair value of $1.47 per share, for an aggregate fair value of $713,511.

On March 31, 2025, the Company issued 80,000 shares of common stock to CBOE Global Partners Inc. as settlement of a vendor obligation, at a fair value of $1.79 per share, for an aggregate fair value of $143,200.

On September 8, 2025, BHP Capital NY Inc. exercised warrants for 145,600 shares of common stock at an exercise price of $0.25 per share, generating cash proceeds of $36,400.

On September 9, 2025, the Company issued 178,284,653 shares of common stock fair valued at $260,295,594 related to the PIPE.

On September 15, 2025, the Company issued 800,000 shares of common stock fair valued at $1,168,000 related to the Seller Note Termination Agreement.

During the year ended December 31, 2025, the Company sold 13,937,902 shares of common stock under the R.F. Lafferty ATM agreement (active September 12 through October 24, 2025) for gross proceeds of $162,458,320, and 9,375,025 shares under the Cantor Fitzgerald ATM agreement (active October 28 through December 31, 2025) for gross proceeds of $28,487,348, for combined ATM proceeds of $190,945,668 before commissions.

On December 9, 2025, the Company issued 25,000 shares of common stock to each of Eilon Natan and Bryan Pantofel (50,000 shares in aggregate) as compensation for consulting services, at a fair value of $2.57 per share, for an aggregate fair value of $128,500, which was recognized as selling, general and administrative expense during the year ended December 31, 2025.

On December 29, 2025, Ridgewood LLC forfeited 8,332 shares of common stock previously issued in connection with accrued interest satisfaction, which were returned to the Company. The Company cancelled the shares upon return.

Board Agreements

On September 8, 2025, Daniel Ives was appointed Chairman of the Board. In connection with his appointment, the Company entered into a Board of Directors Agreement that provides for the following compensation:

Under the Director Agreements, each Director:

●	Entitled to an annual cash retainer of $100,000, paid quarterly.
●	Eligible to receive equity compensation valued at up to $200,000 per year, which may be issued quarterly in the form of common stock, restricted stock, or restricted stock units (“RSUs”) subject to vesting conditions established by the Board.
●	Inducement equity awards:

○	4,280,822 restricted shares, vesting 20% annually over five years. The restricted shares were granted with a grant date fair value of $6,250,000 and are being recognized as stock-based compensation expense on a straight-line basis over the five-year vesting period. During the year ended December 31, 2025, the Company recognized $416,667 of stock-based compensation expense within selling, general and administrative expense related to these restricted shares.
○	Options to purchase 856,164 shares, exercisable at $14.60 per share and expiring seven years from the grant date. The options were granted with a grant date fair value of $273,299, which was recognized in full as stock-based compensation expense within selling, general and administrative expenses during the year ended December 31, 2025.

●	Eligible for discretionary bonuses in cash or equity at the Company’s sole discretion.
●	Is entitled to reimbursement for reasonable business expenses and will receive full indemnification, along with coverage under the Company’s directors’ and officers’ liability insurance program.

On September 9, 2025, the Company entered into Board of Directors Agreements (the “Director Agreements”) with three existing directors: Louis Foreman, Nic Caiano, and Frank Jennings (collectively, the “Directors”). The Director Agreements establish the terms of service, compensation, indemnification, and other obligations applicable to each Director. The agreements became effective on each Director’s respective appointment date. Under the Director Agreements, each Director:

●	Entitled to an annual cash retainer of $100,000, paid quarterly.
●	Eligible to receive equity compensation valued at up to $200,000 per year, which may be issued quarterly in the form of common stock, restricted stock, or restricted stock units (“RSUs”) subject to vesting conditions established by the Board. No equity compensation was issued to the Directors under their Agreements during the year ended December 31, 2025.
●	Eligible for discretionary bonuses in cash or equity at the Company’s sole discretion. No discretionary bonuses were granted to the Directors for the year ended December 31, 2025.
●	Is entitled to reimbursement for reasonable business expenses and will receive full indemnification, along with coverage under the Company’s directors’ and officers’ liability insurance program.

The Director Agreements also require each Director to comply with confidentiality obligations, fiduciary duties, conflict-of-interest restrictions, and certain termination-related provisions, including automatic resignation from officer positions upon separation.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2025 and 2024

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

Subject to Board approval, Mr. O’Donnell will also receive 400,000 restricted stock units (“RSUs”), which vest in full after six months of continuous service. The RSUs were granted with a grant date fair value of $584,000 and are being recognized as stock-based compensation expense on a straight-line basis over the six-month vesting period. During the year ended December 31, 2025, the Company recognized $389,333 of stock-based compensation expense related to these RSUs. He is eligible to participate in the Company’s employee benefit plans and will be reimbursed for reasonable business expenses.

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

Equity Awards and Share-Based Compensation

These awards were issued as inducement grants, outside of the Company’s equity incentive plan.

The fair value of the grant will be expensed on a straight-line basis over the requisite service period.

Summary of Outstanding Warrant

	Number Outstanding	Weighted Average Exercise Price	Exercisable	Weighted Average Remaining Term	Classification

Instrument:
Strategic Advisor Warrants	9,917,844	$1.752	9,917,844	3.5	Equity
Placement Agent Warrants	3,855,822	1.752	3,855,822	2.5	Equity
Pre-Funded Warrants	6,646,855	0.001	6,646,855	n/a	Equity
Stock Options – Dan Ives	856,164	14.60	856,164	3.5	Equity
Total outstanding	21,276,684

The aggregate intrinsic value as of December 31, 2025 is $11,492,312 and is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $1.73 per share on December 31, 2025.

As of December 31, 2025, the Company had outstanding equity-classified stock options held by Dan Ives to purchase 856,164 shares of common stock, with a weighted-average exercise price of $14.60 per share and a weighted-average remaining contractual term of 3.5 years. All such options were exercisable as of December 31, 2025. The intrinsic value as of December 31, 2025 is $0 and is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock

On December 29, 2025, the Company issued certain directors, officers and employees 727,500 shares of restricted stock units with a fair value of $1,214,925, which was recognized in full as stock-based compensation expense within selling, general and administrative expenses during the year ended December 31, 2025.

	Restricted Stock Unit Activity
	Number of Units	Weighted-Average Grant-Date Fair Value

Nonvested, January 1, 2025	-	$-
Granted	1,127,500	1.60
Vested	(727,500)	1.67
Forfeited	-	-
Nonvested, December 31, 2025	400,000	$1.46

Share-based compensation expense recognized for the year ended December 31, 2025 was $10,254,724. The following is a disaggregated breakdown of stock compensation expense for the year ended December 31, 2025:

	Fair Value	Expensed	Unrecognized Expense

Instrument:
Strategic Advisor Warrants	$11,533,125	$7,688,800	$3,844,325
Restricted Stock – Dan Ives	6,250,000	416,667	5,833,333
Stock Options – Dan Ives	273,299	273,299	-
Restricted Stock Units – O’Donnell	1,377,250	1,182,583	194,667
Restricted Stock Units – Others	421,675	421,675	-
Restricted Stock – Others	271,700	271,700	-
Total	$20,127,049	$10,254,724	$9,872,325

No liability-classified instruments were outstanding as of December 31, 2025.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2025 and 2024

22. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases certain office space from an entity affiliated through common ownership under an operating lease agreement on a month-to-month basis. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases.

For the year ended December 31, 2025, rent expense was $115,065. For the year ended December 31, 2024, rent expense was $255,444.

Consulting Agreement. On September 9, 2025, the Company entered into a consulting agreement with Worldcoin Tower LLC to support the Company’s digital asset treasury strategy. Fees include:

●	1% of AUM up to $1 billion,
●	0.5% of AUM between $1–5 billion,
●	0.25% of AUM above $5 billion,
●	Milestone payments based on treasury AUM exceeding $2 billion and $20 billion,
●	A $150,000 setup fee.

The agreement has a five-year initial term with automatic five-year renewal. No equity awards were issued under this agreement. Consulting expense paid for the year ended December 31, 2025 was $1,158,163.

Master Loan Agreement. On September 7, 2025, ORB Subsidiary One LLC, a wholly-owned subsidiary of the Company, entered into a Master Loan Agreement with one of our digital asset custodians providing up to $200 million in short-term financing to facilitate initial WLD purchases for the Company’s digital asset treasury strategy. The loan bears interest at 8% per annum. The Company borrowed approximately $25 million and subsequently repaid the full amount and closed the facility. No equity securities were issued under this agreement.

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2025 and 2024

23. SEGMENT REPORTING

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

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2025 and 2024

23. SEGMENT REPORTING (continued)

Segment information available with respect to these reportable business segments for the year ended December 31, 2025 and 2024 was as follows:

	For the Years Ended December 31,
	2025	2024

Revenues:
Inventory Management Solutions	$32,981,126	$39,621,272
Corrugated Packaging (Discontinued Operations)	1,773,929	6,823,277
Total segment and consolidated revenues	$34,755,055	$46,444,549

Cost of revenues:
Inventory Management Solutions	$32,446,797	$33,639,274
Corrugated Packaging (Discontinued Operations)	1,276,685	4,980,338
Total segment and consolidated cost of revenues	$33,723,482	$38,619,612

Gross profit:
Inventory Management Solutions	$534,329	$5,981,998
Corrugated Packaging (Discontinued Operations)	497,244	1,842,939
Total segment and consolidated gross profit	$1,031,573	$7,824,937

Income from operations:
Inventory Management Solutions	$(40,642,348)	$(2,753,757)
Corrugated Packaging (Discontinued Operations)	104,231	402,975
Corporate	(16,572,201)	(6,368,802)
Total segment and consolidated income from operations	$(57,110,318)	$(8,719,584)

Depreciation and amortization:
Inventory Management Solutions	$2,298,572	$2,280,836
Corrugated Packaging (Discontinued Operations)	37,992	173,836
Total segment and consolidated depreciation and amortization	$2,336,564	$2,454,672

Revenues by geography:
North America	$4,354,360	$13,309,349
Europe	30,400,695	33,135,200
Total geography and consolidated revenues	$34,755,055	$46,444,549

Segment capital expenditures:
Inventory Management Solutions	$2,208	$826
Corrugated Packaging (Discontinued Operations)	44,490	69,272
Corporate	-	-
Total segment and consolidated capital expenditures	$46,698	$70,098

Segment total assets:
Inventory Management Solutions	$10,113,361	$46,533,449
Corrugated Packaging (Discontinued Operations)	1,862,455	1,798,239
Corporate	238,217,308	2,516,667
Total segment and consolidated assets	$250,193,124	$50,848,355

EIGHTCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years ended December 31, 2025 and 2024

24. SUBSEQUENT EVENTS

On January 30, 2026, the Company filed a certificate of conversion with the Secretary of State of Delaware, and on February 2, 2026, filed a certificate of conversion and certificate of formation (the “Texas Charter”) with the Secretary of State of Texas, completing the Company’s redomestication from Delaware to Texas (the “Redomestication”). On February 5, 2026, the Company adopted amended and restated bylaws under Texas law. In connection with the Redomestication, the Company’s authorized shares of common stock were increased from 500,000,000 to 10,000,000,000 shares, par value $0.001 per share. Each outstanding share of Delaware common stock automatically converted into one share of Texas common stock on a one-for-one basis with no action required by stockholders. The Company’s equity incentive plans, outstanding awards, and obligations were assumed by the Texas corporation without adjustment. The Redomestication did not affect the Company’s business, operations, assets, liabilities, management, or material contracts.

ATM Issuances – Cantor Fitzgerald & Co.

Subsequent to December 31, 2025, and through March 24, 2026, the Company issued an aggregate of 167,798,870 shares of common stock to Cantor Fitzgerald & Co. pursuant to the Company’s At-The-Market Issuance Sales Agreement. These shares were issued across multiple settlement dates as follows:

January 2026: 8,668,400 shares issued across 20 settlement dates (January 2 through January 30, 2026).

February 2026: 1,456,032 shares issued across 15 settlement dates (February 2 through February 26, 2026).

March 2026: 150,856,631 shares issued across 12 settlement dates (March 3 through March 31, 2026).

April 2026: 6,817,807 shares issued across 6 settlement dates (April 1 through April 14, 2026).

Aggregate proceeds from the ATM issuances described above were approximately $172,339,562. The shares were issued pursuant to the Company’s effective shelf registration statement.

Equity Award and Compensation Issuances

On January 5, 2026, the Company issued 100,000 shares of common stock to Douglas Ormond as compensation.

On March 11, 2026, the Company issued 1,390,657 shares of common stock to certain directors, officers and employees of the Company.

On March 25, 2026, the Company issued 856,165 shares of common stock to Daniel Ives related to his separation from the board of directors.

On March 12, 2026, the Company’s Board authorized an increase of 15,000,000 additional shares of common stock available for issuance under the 2022 Long-Term Incentive Plan, and granted stock options to purchase an aggregate of 6,500,000 shares of common stock at a price of $1.01 per share, to certain directors, officers, employees, and consultants as equity compensation awards.

OpenAI Investment

On March 6, 2026, the Company, through an indirect wholly owned subsidiary, made an initial strategic investment of $50,000,000 to acquire indirect beneficial interests in OpenAI preferred stock. On March 20, 2026, the Company made an additional investment of $40,000,000, bringing its total commitment to $90,000,000 in OpenAI, one of the world’s leading artificial intelligence companies. OpenAI now represents approximately 30% of the Company’s total treasury position.

Beast Industries Investment

On March 12, 2026, the Company closed a $25,000,000 strategic investment in Beast Industries, the business platform of content creator MrBeast. Approximately $18,000,000 of the Company’s investment was funded at closing and approximately $7,000,000 is in the form of a future capital commitment. The Company views this investment as consistent with its strategy of deploying capital into next-generation consumer and digital platforms.

Institutional Funding Commitments

On March 12, 2026, the Company announced $125,000,000 in new institutional funding commitments to support its expansion into artificial intelligence, blockchain infrastructure, and digital consumer platforms. The commitments were led by $75,000,000 from Bitmine Immersion Technologies, Inc. (NYSE: BMNR), with $25,000,000 each from ARK Invest and Payward, the parent company of Kraken.

Board Changes

Subsequent to December 31, 2025, Daniel Ives stepped down as Chairman of the Board. Thomas Lee, Chairman of Bitmine Immersion Technologies, joined the Company’s Board of Directors. Brett Winton, Chief Futurist at ARK Invest, joined as an advisor to the Board.

In aggregate, the Company issued 170,145,692 shares of common stock subsequent to December 31, 2025 through April 14, 2026.

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

As of December 31, 2025, management completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that as of December 31, 2025, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weakness set forth below in our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2025, we determined that there were control deficiencies existing that constituted a material weakness.

As a result, our Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control — Integrated Framework issued by COSO (2013 Framework).

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting because this is not required of the Company pursuant to Regulation S-K Item 308(b).

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2025, the Company underwent significant operational changes in connection with the adoption of its Digital Asset Treasury strategy, including the onboarding of institutional digital asset custodians, the implementation of digital asset acquisition and approval workflows, and the adoption of ASU 2023-08 fair value accounting for digital assets. In connection with these activities, the Company implemented new controls and procedures related to the safeguarding, valuation, and reporting of digital assets. These changes represent material changes to the Company’s internal control environment during the year ended December 31, 2025. The material weakness described above, which relates to the Company’s limited accounting personnel and the associated risk of untimely financial reporting, was present throughout the year and was not remediated as of December 31, 2025. The Company is evaluating remediation steps, which may include additional accounting and finance personnel and enhanced review procedures.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; and (ii) there was no information that was required to be disclosed on a Current Report on Form 8-K during such quarter that was not so disclosed.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position
Kevin O’Donnell	51	Chief Executive Officer, Chairman
Brett Vroman	45	Chief Financial Officer
Frank Jennings	56	Director
Louis Foreman	58	Director
Nicola Caiano	53	Director
Thomas Lee	51	Director

Executive Officers and Directors

Kevin O’Donnell. Mr. O’Donnell has served as Chairman of the board of directors from October 15, 2021 to March 17, 2024 and from March 10, 2026 to present and as Chief Executive Officer since September 9, 2025. He also served as Interim Chief Executive Officer from February 22, 2024 to March 17, 2024 and from August 13, 2025 to September 9, 2025. Mr. O’Donnell founded Poptop Partners, LLC, a boutique investment firm specializing in small to mid-market companies with an emphasis on the retail sector in April 2011 and continues to serve as its Managing Partner. From May 2007 to June 2010, Mr. O’Donnell served as the Founder/President of KOR Capital, LLC, a private equity and consulting firm specializing in turn around management of mid-market companies. Mr. O’Donnell has been an early-stage investor in multiple industries including hospitality, beverage, cannabis, hemp and technology. Mr. O’Donnell has served or continues to serve on numerous private and public boards including but not limited to SRM Entertainment, Vinco, Lakeside Alternatives Hospital Foundation, and The University Club. Mr. O’Donnell brings to Eightco close to 25 years of strategic corporate growth, financial structuring, leadership, and business development initiatives to emerging growth companies.

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

Frank Jennings. Mr. Jennings has served as a member of the board of directors since October 13, 2021. Mr. Jennings is currently the President of Pelago Health, a leading virtual clinic for substance use management. He previously has served as the Chief Sales Officer and Executive Vice President at Castlight Health. From August 2014 to 2019, Mr. Jennings was employed as the Vice President of Sales, North America by Doctor on Demand, Inc., an innovative healthcare telemedicine provider. He currently serves as an advisor at numerous early-stage companies. Mr. Jennings is a co-founder of the CMK Foundation, a charitable organization which has been helping people in local communities since 2009. Mr. Jennings brings to Eightco 30 years of experience in business development and management of sales professionals in a variety of technology-adjacent industries. He holds his degree from the Max M. Fisher College of Business at The Ohio State University.

Louis Foreman. Mr. Foreman has served as a member of the board of directors since October 15, 2021. Mr. Foreman was the founder and has been the Chief Executive of Enventys, an integrated product design and engineering firm, since 2001. Over the past 38 years, Mr. Foreman has created 10 successful start-ups and has been directly responsible for the creation of over 20 others. In 2013, Mr. Foreman was appointed by the SBA Administrator to serve on the National SBDC Advisory Board until the end of 2024. In 2008, Mr. Foreman was appointed by United States Secretary of Commerce Carlos M. Gutierrez to serve for a three-year term on the nine-person Patent Public Advisory Committee (PPAC) of the United States Patent and Trademark Office (USPTO). In 2011, he was appointed by Secretary Gary Locke to serve an additional three-year term. In addition to being an inventor, Mr. Foreman was the creator of the Emmy® Award winning PBS TV show, Everyday Edisons, and served as the Executive Producer and lead judge. Mr. Foreman currently serves as Chairman of the Board of Directors of the James Dyson Foundation. He is also a board member of the Intellectual Property Owners Association (IPOA), the Intellectual Property Owners Educational Foundation (IPOEF), The Federal Reserve Bank Industry Roundtable, the National Association of Corporate Directors (NACD) Carolinas Region, and serves on the advisory board of Park National Bank. Mr. Foreman has a Bachelor of Arts degree in Economics from the University of Illinois. Mr. Foreman brings to Eightco significant experience with start-ups and knowledge of intellectual property matters.

Nicola Caiano. Mr. Caiano has served as a member of the board of directors since April 26, 2025. Mr. Caiano has served as Chief Financial Officer of Cytometric Therapeutics, where he leads capital formation strategies to fund clinical trials for groundbreaking cancer therapies, since December 2024. He has also served as the Founding Partner of Olea Management LLC since March 2018, where he advises family offices and early-stage companies across diverse industries, including technology, finance, and consumer goods, on capital raising and mergers and acquisitions. Previously, Mr. Caiano was a Partner and Director of Research at Pinyon Asset Management, managing a global event-driven equity and credit portfolio, from May 2011 to December 2017. His career also includes senior roles at Paulson & Co. Inc., J.P. Morgan Chase, and Bear, Stearns & Co. Inc. Mr. Caiano holds a Bachelor of Science in Finance and Accounting from New York University’s Stern School of Business, graduating Magna Cum Laude, and he completed advanced culinary training at The Italian Culinary Academy, where he was Valedictorian. Mr. Caiano brings to Eightco significant financial and business experience.

Thomas Lee. Mr. Lee has served as a member of the board of directors since March 10, 2026. Mr. Lee is a Managing Partner and co-founder of Fundstrat (“Fundstrat”) Global Advisors, a research advisory firm he co-founded in 2014. Mr. Lee currently serves as Head of Research and Chief Investment Officer at Fundstrat and as Chief Investment Officer and Portfolio Manager at Fundstrat Capital, an affiliate of Fundstrat. He also serves as Executive Chairman of Bitmine Immersion Technologies, Inc (Ticker: BMNR). Mr. Lee has served as Chief Executive Officer and a Director of FutureCrest Acquisition Corp. since June 2025. Prior to founding Fundstrat, Mr. Lee served as Chief Equity Strategist at J.P. Morgan Chase & Co. from 1999 to 2014. Earlier in his career, Mr. Lee worked as a telecommunications equity research analyst and small-cap equity strategist at firms including Kidder, Peabody, and Salomon Smith Barney. In 2024, Mr. Lee launched Fundstrat Capital, which manages the Fundstrat Granny Shots US Large Cap ETF (Ticker: GRNY), an actively managed large-cap equity fund. Mr. Lee earned his BSE in Economics with dual concentrations in Finance and Accounting from the University of Pennsylvania’s Wharton School and is a CFA Charterholder.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2025, we believe that all filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with for the fiscal year ended December 31, 2025.

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

Board Structure, Number and Terms of Office of Officers and Directors

Our board of directors consists of five directors. In accordance with our Certificate of Formation and Bylaws, the number of directors that constitutes our board of directors shall be fixed from time to time by resolution of the board of directors. In accordance with our Bylaws and Texas law, our board of directors will oversee the management of the business and affairs of the Company. Our directors will be elected by our stockholders at our annual stockholders meeting for three-year terms and to serve until their successors are duly elected and qualified or until their earlier death, resignation, or removal. Stockholders will not be entitled to cumulative voting in the election of our directors. Our board of directors is classified, meaning the directors are divided into three classes each consisting of as close to 1/3 of the total Directors as possible.

Our directors are divided among the three classes as follows:

●	the Class I director is Thomas Lee, and his term expires at the 2026 annual meeting of stockholders;

●	the Class II directors are Frank Jennings and Kevin O’Donnell, and their terms will expire at 2027 annual meeting; and

●	the Class III directors are Louis Foreman and Nicola Caiano, and their terms will expire at the 2028 annual meeting of stockholders.

At each annual meeting of the stockholders, one class of Directors will be up for election. Directors will serve three-year terms.

Director Independence

Nasdaq listing standards require that a majority of the Company’s board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship that, in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The board of directors has determined that Frank Jennings, Louis Foreman, Nicola Caiano and Thomas Lee qualify as independent directors in accordance with the Nasdaq listing rules.

Board Leadership Structure

As of December 31, 2025, the roles of Chairman and Chief Executive Officer were separated. Kevin O’Donnell served as Chief Executive Officer and Daniel Ives served as Chairman of the Board during 2025. Subsequent to December 31, 2025, Daniel Ives stepped down as Chairman and Kevin O’Donnell was appointed Chairman of the Board.

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

Committees of the Board of Directors

Our board of directors has three standing committees: Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Frank Jennings, Louis Foreman, and Nicola Caiano, have been appointed to serve on the Company’s Audit Committee, with Louis Foreman serving as the chair and qualifying as an audit committee financial expert, as such term is defined in Item 407(d)(5) of Regulation S-K. Frank Jennings, Louis Foreman, and Nicola Caiano have been appointed to serve on the Company’s Compensation Committee, with Frank Jennings serving as the chair. Frank Jennings, Louis Foreman, Nicola Caiano, and Thomas Lee have been appointed to serve on the Company’s Nominating and Corporate Governance Committee, with Frank Jennings serving as the chair. Each of the committee charters is available on the Company’s website at www.8co.holdings.

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

Our “whistleblower” policy prohibits our Company or any of our employees from retaliating or taking any adverse action against anyone for raising a concern. If a stockholder or an employee nonetheless prefers to raise his or her concern in a confidential or anonymous manner, he or she may call our external service provider, toll-free at 855-662-7233.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents summary information regarding the total compensation incurred by Eightco Holdings Inc. for the years ended December 31, 2025 and 2024, for the named executive officers of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Kevin O’Donnell*	2025	153,846	-	1,377,250	-	43,800	1,574,896
Chief Executive Officer	2024	-	-	-	-	-	-

Paul Vassilakos**	2025	184,616	-	-	-	-	184,616
Former Chief Executive Officer	2024	294,231	-	-	-	-	294,231

Brett Vroman***	2025	107,692	-	100,200	-	90,000	297,892
Chief Financial Officer	2024	-	-	-	-	120,000	292,000

*	Kevin O’Donnell has served as Chief Executive Officer of the Company since September 2025 and also served as the Executive Chairman of the Board of Directors from October 2021 to March 2024 and as Interim Chief Executive Officer from February 2024 to March 2024 and from August 2025 to September 2025. Mr. O’Donnell was to receive a severance of $584,000 per the terms of his employment agreement, which amount was reduced to $379,600 per a settlement agreement, of which all of it was unpaid as of December 31, 2024. In 2025, Mr. O’Donnell agreed to a reduced settlement amount of $175,200 to be paid over 8 equal installments.

**	Paul Vassilakos was appointed as Chairman and Chief Executive Officer of the Company on March 17, 2024 and resigned in September 2025. Before his appointment in March 2024, he was employed by Eightco solely as President of Forever 8.

***	Brett Vroman was appointed Chief Financial Officer of the Company on October 13, 2021. Mr. Vroman deferred fees of $70,000 until 2026 under his previous consulting agreement.

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

Kevin O’Donnell Employment Agreement

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

In connection with Mr. O’Donnell’s resignation from these positions, on March 17, 2024, the Company and Kevin O’Donnell entered into a General Release and Severance Agreement (the “O’Donnell Severance Agreement”), effective as of March 17, 2024 (the “O’Donnell Effective Date”). The O’Donnell Severance Agreement terminated of the amended and restated employment agreement, by and between the Company and Mr. O’Donnell, effective as of October 21, 2022 (the “2022 O’Donnell Employment Agreement”). Pursuant to the O’Donnell Severance Agreement, as of the O’Donnell Effective Date, the 2022 O’Donnell Employment Agreement shall terminate forever, and no party shall have any further obligation or liability thereunder except as related to any obligations that survive employment termination, including but not limited to the obligations set forth under the Employee Confidential Disclosure, Invention Assignment, Non-Competition, Non-Solicitation and Non-Interference Agreement, attached to the 2022 O’Donnell Employment Agreement.

Pursuant to the O’Donnell Severance Agreement, the Company will provide Mr. O’Donnell with (i) back pay wages through the Separation Date in the amount of $138,000, less all lawful and authorized withholdings and deductions, to be paid as soon as practicable following the O’Donnell Effective Date and (ii) severance equal to 24 months of Mr. O’Donnell’s base salary, less all lawful and authorized withholdings and deductions, under the 2022 O’Donnell Employment Agreement. Pursuant to the O’Donnell Severance Agreement, the Company shall also provide Mr. O’Donnell with (i) reimbursement of the premiums associated with the continuation of Mr. O’Donnell’s health insurance for the period commencing on the Separation Date through and including September 27, 2024, pursuant to applicable law, (ii) reimbursement of expenses in accordance with the Company’s expense reimbursement policy, and (iii) the full vesting of any earned, outstanding and unvested shares of Common Stock subject to the Plan (as define below). The O’Donnell Severance Agreement also provides for a mutual waiver and release of any claims in connection with Mr. O’Donnell’s employment, separation and departure from the Company, and for certain customary covenants regarding confidentiality.

On September 8, 2025, the Company entered into an Employment Agreement with Kevin O’Donnell (the “O’Donnell Employment Agreement”) as Chief Executive Officer, effective as of such date.

Pursuant to the terms of the O’Donnell Employment Agreement, Mr. O’Donnell will receive an annualized base salary of $500,000. He is eligible for a one-time signing bonus and an annual performance bonus based on objectives established by the Board. Subject to Board approval, Mr. O’Donnell will also receive 400,000 restricted stock units vesting over three years. The agreement contains standard confidentiality, non-competition, and indemnification provisions.

In the event the Company terminates Mr. O’Donnell’s employment without cause (as defined in the O’Donnell Employment Agreement), Mr. O’Donnell is entitled to receive six months of base salary continuation and accelerated vesting of any outstanding equity awards, subject to execution of a release of claims.

A complete copy of the O’Donnell Employment Agreement is included as an exhibit to this Annual Report.

Brett Vroman Employment Agreement

On September 27, 2022, the Company entered into an Employment Agreement with Brett Vroman (the “Vroman Employment Agreement”) as Chief Financial Officer, effective as of such date.

Pursuant to the terms of the Vroman Employment Agreement, Mr. Vroman’s employment under the Vroman Employment Agreement was to last until September 27, 2024, unless earlier terminated pursuant to the terms of the agreement.

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

In September 2025, Mr. Vroman entered into a new agreement. Mr. Vroman’s new agreement provides that he will continue as Chief Financial Officer for a one-year term commencing in September 2025. Mr. Vroman will receive an annualized base salary of $350,000, payable in accordance with the Company’s regular payroll practices. He is eligible for a one-time cash bonus equal to 175% of his base salary ($612,500), payable within thirty days following the twelve-month anniversary of the start date, subject to the same conditions as Mr. O’Donnell’s bonus. Mr. Vroman is also eligible to participate in the Company’s employee benefit plans and will be reimbursed for reasonable business expenses.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our named directors and executive officers as of December 31, 2025:

Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Award - Exercisable	Number of Securities Underlying Unexercised Award - Unexercisable	Exercise Price	Expiration Date	Number of Unvested Shares	Fair Market Value of Award at Grant
Daniel Ives	9/8/25	-	856,164	$14.60	5 years	856,164	273,299

Daniel Ives	9/8/25	-	4,280,822	-	5 years	4,280,822	6,250,000

Kevin O’Donnell	9/8/25	-	400,000	-	n/a	400,000	584,000

Kevin O’Donnell	12/29/25	475,000	-	-	n/a	-	793,250

Brett Vroman	12/29/25	60,000	-	-	n/a	-	100,200

Frank Jennings	12/29/25	60,000	-	-	n/a	-	100,200

Louis Foreman	12/29/25	55,000	-	-	n/a	-	91,850

Nicola Caiano	12/29/25	50,000	-	-	n/a	-	83,500

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

The following table presents summary information regarding the director compensation for each member of our board of directors for the years ended December 31, 2025.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Kevin O’Donnell	2025	$20,000	$-	-	-	-	-	$20,000

Frank Jennings	2025	$51,507	$-	-	-	-	-	$51,507

Louis Foreman	2025	$51,507	$-	-	-	-	-	$51,507

Nicola Caiano (1)	2025	$35,000	$-	-	-	-	-	$35,000

Daniel Ives (former) (2)	2025	$31,507	$-	-	-	-	-	$31,507

Thomas Lee (3)	2025	$-	$-	-	-	-	-	$-

Mary Ann Halford (former) (4)	2025	$10,000	$-	-	-	-	-	$10,000

(1)	Mr. Caiano has served as a director since April 26, 2025.
(2)	Mr. Ives served as a director from September 10, 2025 to March 10, 2026.
(3)	Mr. Lee has served as a director since March 10, 2026.
(4)	Ms. Halford resigned as a director on April 26, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2026 for:

●	each person known by the Company to be a beneficial owner of more than 5% of the common stock of the Company;

●	each of the Company’s named executive officers and directors; and

●	all executive officers and directors of the Company as a group.

The addresses of the executive officers and directors is 101 Larry Holmes Dr., Suite 313, Easton, PA 18042.

Beneficial ownership is determined according to the rules of the Securities and Exchange Commission, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

The beneficial ownership percentages set forth in the table below are based on 368,707,246 shares of common stock issued and outstanding as of March 31, 2026.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Beneficial Ownership
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage
Named Executive Officers and Directors
Kevin O’Donnell(1)	3,296,233	0.89%
Brett Vroman(2)	160,568	0.04%
Frank Jennings(3)	351,808	0.10%
Louis Foreman(4)	209,792	0.06%
Nicola Caiano(5)	400,288	0.11%
Thomas Lee(6)	4,000,000	1.08%
Current Executive Officers and Directors as a group (six persons)	8,418,689	2.28%

*	Less than 1%

(1)	Includes 1,046,233 shares of common stock, and 2,250,000 shares of common stock issuable upon the exercise of options.

(2)	Includes 60,568 shares of common stock, and 100,000 shares of common stock issuable upon the exercise of options.

(3)	Includes 301,808 shares of common stock, and 50,000 shares of common stock issuable upon the exercise of options.

(4)	Includes 159,792 shares of common stock, and 50,000 shares of common stock issuable upon the exercise of options.

(5)	Represents 400,288 shares of common stock.

(6)	Represents 4,000,000 shares of common stock issuable upon exercise of options.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2025 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	6,364,486	$1.96	1,247,208	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	6,364,486	$1.96	1,247,208

(1)	The Company was authorized to issue up to an aggregate of 7,611,694 shares under our 2022 Long-Term Incentive Plan as of December 31, 2025.

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

Related Party Transactions

During the period from January 1, 2024 to the date of this Annual Report, we have not entered into or participated in any Related Party Transactions other than as disclosed below.

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

On February 29, 2024, Forever 8 and Mainspring, LLC entered into the Series B Loan and Security Agreement whereby Mainspring advanced Forever 8 $50,000. Forever 8 issued Mainspring a Promissory Note in the amount of $50,000 on this same date.

On May 1, 2025, Forever 8 and Frank Jennings, a board member, entered into the Series C Loan and Security Agreement whereby Mr. Jennings advanced Forever 8 $50,000. Forever 8 issued Mr. Jennings a Promissory Note in the amount of $50,000 on this same date.

On September 8, 2025, the Company entered into a Seller Note Termination Agreement with the holders of the convertible seller notes originally issued in the 2022 acquisition of Forever 8 Fund. The holders converted the remaining outstanding principal and accrued interest of $23,957,599 into 800,000 shares of common stock. The Seller Note was held by various individuals but controlled by Paul Vassilakos, the former CEO.

On December 1, 2025, Forever 8 and two employees, entered into the Series C Loan and Security Agreement whereby they advanced Forever 8 $50,000 and $40,000. Forever 8 issued Promissory Notes in the amount of $50,000 and $40,000 on this same date.

On December 3, 2025, Forever 8 and Frank Jennings, a board member, entered into the Series C Loan and Security Agreement whereby Mr. Jennings advanced Forever 8 $100,000. Forever 8 issued Mr. Jennings a Promissory Note in the amount of $100,000 on this same date.

On December 3, 2025, Forever 8 and Foreman Consulting, whose controlling member was Louis Foreman, a board member, entered into the Series C Loan and Security Agreement whereby Foreman Consulting advanced Forever 8 $100,000. Forever 8 issued Foreman Consulting a Promissory Note in the amount of $100,000 on this same date.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by our auditors and tax professionals for professional accounting services rendered for the fiscal years ended December 31, 2025 and 2024.

	Fiscal Year 2025	Fiscal Year 2024
Audit Fees (1)	$286,823	$213,766
Audit-Related Fees	-	-
Tax Fees (2)	-	-
Other Fees (3)	-	-
Total	$286,823	$213,766

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

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description
2.1#	Separation and Distribution Agreement, dated May 5, by and between Vinco Ventures, Inc. and the Registrant (previously filed with the Securities and Exchange Commission as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed May 9, 2022)
2.2#	Membership Interest Purchase Agreement, dated September 14, 2022, by and among Eightco Holdings Inc., Forever8 Fund, LLC, members of Forever 8, LLC set forth on the signature pages thereto and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 15, 2022)
2.3	Asset Purchase Agreement, dated as of November 22, 2024, by and among Ferguson Containers, Inc., Eightco Holdings, Inc., Ferguson Containers, LLC and Edward Reichard and Derick Reichard (previously filed with the Securities and Exchange Commission as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 27, 2024)
3.1	Certificate of Formation (previously filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Form 8-K filed on February 5, 2026)
3.2	Amended and Restated Bylaws (previously filed with the Securities and Exchange Commission as Exhibit 3.2 to the Registrant’s Form 8-K filed on February 5, 2026)
4.1	Description of Securities (previously filed with the Securities and Exchange Commission as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed April 2, 2024)
4.2	Form of Senior Indenture (previously filed with the Securities and Exchange Commission as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed February 5, 2024)
4.3	Form of Subordinated Indenture (previously filed with the Securities and Exchange Commission as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed February 5, 2024)
4.4	Form of Indenture (previously filed with the Securities and Exchange Commission as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed on September 11, 2025)
10.1	Amended and Restated Tax Matters Agreement, dated June 7, 2022 by and between Vinco Ventures, Inc. and the Registrant (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Amendment No. 1 to Form S-1 dated June 7, 2022, with a filing date of June 8, 2022)
10.2+	2022 Incentive Compensation Plan (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed May 9, 2022)
10.3+	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2022 Incentive Compensation Plan (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed May 9, 2022)

10.4+	Employment Agreement by and between the Registrant and Brian McFadden (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 5, 2022)
10.5+	Employment Agreement by and between the Registrant and Brett Vroman (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated October 5, 2022)
10.6	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers (previously filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed May 9, 2022)
10.7	Form of Amendment Agreement between Eightco Holdings Inc., Vinco Ventures, Inc., and Hudson Bay Master Fund Ltd., dated November 11, 2021 (previously filed with the Securities and Exchange Commission as Exhibit 10.11 to the Registrant’s Amendment No. 1 to Form 10 on January 25, 2022)
10.7.1	First Amendment to the Amendment Agreement between Eightco Holdings Inc., Vinco Venture. Inc., and Hudson Bay Master Fund Ltd., dated May 5, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.7.1 to the Registrant’s Registration Statement on Form S-1 filed May 9, 2022)
10.8	Form of Eightco Holdings Inc. Warrant to Purchase Common Stock (previously filed with the Securities and Exchange Commission as Exhibit 10.12 to the Registrant’s Amendment No. 1 to Form 10 on January 25, 2022)
10.9	Form of Registration Rights Agreement between Eightco Holdings Inc. and Hudson Bay Master Fund Ltd., dated November 11, 2021 (previously filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Amendment No. 1 to Form 10 on January 25, 2022)
10.10#	Note Securities Purchase Agreement, dated January 26, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed May 9, 2022)
10.11	First Amendment to Note Securities Purchase Agreement between Hudson Bay Master Fund Ltd., and Eightco Holdings Inc., dated May 5, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.10.1 to the Registrant’s Registration Statement on Form S-1 filed May 9, 2022)
10.12	Registration Rights Agreement, dated January 26, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)
10.13	Form of Note related to the January 26, 2022 Note Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)
10.14	Form of Warrant related to the January 26, 2022 Note Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.15 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)
10.15	Form of Pledge Agreement related to the January 26, 2022 Note Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.16 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)

10.16	Amendment Agreement, dated July 28, 2022, by and between Eightco Holdings Inc. and Hudson Bay Master Fund Ltd. (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 28, 2022)
10.17#	Form of Securities Purchase Agreement dated January 26, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.17 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)
10.18	Amendment to Securities Purchase Agreement, by and among Eightco Holdings Inc. and BHP Capital NY, Inc., dated April 18, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.15.1 to the Registrant’s Registration Statement on Form S-1 filed May 9, 2022)
10.19	Form of Warrant related to the January 26, 2022 Equity Private Placement (previously filed with the Securities and Exchange Commission as Exhibit 10.18 to the Registrant’s Amendment No. 2 to Form 10 dated March 18, 2022)
10.20#	Milestone Agreement, entered into in April 2022, between Eightco Holdings Inc., Emmersive Entertainment, Inc., and certain former shareholders of Emmersive Entertainment, Inc. identified therein. (previously filed with the Securities and Exchange Commission as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed May 9, 2022)
10.21	Hudson Bay Master Fund Ltd. Warrants dated May 18, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 24, 2022)
10.22	BHP Capital NY, Inc. Warrants dated May 20, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed May 24, 2022)
10.23	Form of Seller Promissory Note issued under the Membership Interest Purchase Agreement, by and among Eightco Holdings Inc., Forever 8 Fund, LLC, members of Forever 8, LLC set forth on the signature pages thereto and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 15, 2022)
10.24#	Form of Operating Agreement by and among Eightco Holdings Inc. Forever 8 Fund, LLC and the members listed on Exhibit B thereto (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 15, 2022)
10.25	Form of Subordination Agreement by and among Eightco Holdings Inc., Hudson Bay and the persons listed on Annex A thereto (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed September 15, 2022)
10.26	First Amendment to Amendment Agreement, dated September 14, 2022, by and among Eightco Holdings Inc. and Hudson Bay (previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed September 15, 2022)
10.27	Waiver, dated September 14, 2022, by and among Eightco Holdings Inc. and Hudson Bay (previously filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed September 15, 2022)
10.28	Registration Rights Agreement, dated October 1, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 5, 2022)

10.29+	Amended and Restated Employment Agreement, dated October 18, 2022, by and between the Company and Brett Vroman. (previously filed with the Securities and Exchange Commission as Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1/A filed November 14, 2022)
10.30+	Amended and Restated Employment Agreement, dated October 18, 2022, by and between the Company and Brian McFadden. (previously filed with the Securities and Exchange Commission as Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1/A filed November 14, 2022)
10.31	Form of Second Amendment Agreement, dated January 6, 2023, by and between Eightco Holdings Inc. and the Investor (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 6, 2023)
10.32	Waiver Agreement, dated January 6, 2023, by and between Eightco and BHP (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 6, 2023)
10.33	Waiver Agreement, dated January 19, 2023 by and between Eightco and Palladium Capital Group, LLC (previously filed with the Securities and Exchange Commission as Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1/A filed on January 24, 2023)
10.34	Waiver Agreement, dated January 18, 2023, among the members of Forever 8 Fund, LLC set forth on the signature pages to the Membership Interest Purchase Agreement, dated September 14, 2022, by and among Eightco Holdings Inc., Forever 8 Fund, LLC and members of Forever 8 Fund, LLC set forth on the signature pages thereto and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 filed January 23, 2023)
10.35	Securities Purchase Agreement, dated March 15, 2023 (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 16, 2023)
10.36	Form of Warrant related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 16, 2023)
10.37	Form of Note related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 16, 2023)
10.38	Form of Registration Rights Agreement related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 16, 2023)
10.39	Form of Lock-Up Agreement related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated March 16, 2023)
10.40	Form of Pledge and Security Agreement related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.6 to the Current Report on Form 8-K dated March 16, 2023)
10.41	Form of Guarantee Agreement related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated March 16, 2023)

10.42	Form of Subordination Agreement Amendment related to the March 15, 2023 Securities Purchase Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K dated March 16, 2023)
10.43	Form of Pledge and Security Agreement, dated as of March 16, 2023 (previously filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed March 16, 2023).
10.44	Form of Lock-Up Agreement, dated as of March 16, 2023 (previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 16, 2023)
10.45	Form of Registration Rights Agreement, dated as of March 16, 2023 (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 16, 2023)
10.46	Form of Note, dated as of March 16, 2023 (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 16, 2023)
10.47	Form of Warrant, dated as of March 16, 2023 (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 16, 2023)
10.48	Securities Purchase Agreement, dated as of March 15, 2023, by and between Cryptyde, Inc. and Buyers (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 16, 2023)
10.49	Letter Agreement, dated as of May 8, 2023, by and between Eightco Holdings Inc. and Sellers’ Representative (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 10, 2023)
10.50	Debt Exchange Agreement, dated as of May 30, 2023, by and between Forever 8 Fund, LLC and TXC Services, LLC (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed June 5, 2023)
10.51	Debt Exchange Agreement, dated as of May 30, 2023, by and between Forever 8 Fund, LLC and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 5, 2023)
10.52	Form of Promissory Note (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 5, 2023)
10.53	Loan and Security Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 5, 2023)
10.54	Form of Promissory Note (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 27, 2023)
10.55	Loan and Security Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 27, 2023)
10.56	Loan and Security Agreement Series C (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed October 24, 2023)
10.57	Lender Joinder Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 24, 2023)

10.58	Loan and Security Agreement Series B (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 24, 2023)
10.59	Prepayment and Redemption Agreement, dated as of October 23, 2023, by and between Eightco Holdings Inc. and the investor signatory thereto (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 24, 2023)
10.60	Loan and Security Agreement and Promissory Note between Forever 8 Fund, LLC and Todd Kuimjian (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 25, 2023)
10.61	Loan and Security Agreement and Promissory Note between Forever 8 Fund, LLC and Joseph Johnston (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 22, 2023)
10.62	Loan and Security Agreement and Promissory Note between Forever 8 Fund, LLC and Kevin O’Donnell (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 22, 2023)
10.63	Subordination Agreement(previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 5, 2023)
10.64	Form of Securities Purchase Agreement, dated as of February 26, 2024, by and between Eightco Holdings Inc. and the investors named therein (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)
10.65+	General Release and Severance Agreement, dated as of February 26, 2024, by and between Eightco Holdings Inc. and Brian McFadden (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)
10.66+	General Release and Severance Agreement, dated as of February 26, 2024, by and between Eightco Holdings Inc. and Brett Vroman (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)
10.67+	Consulting Agreement, dated as of February 22, 2024, by and between Eightco Holdings Inc. and CXO Lite, LLC (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 26, 2024)
10.68	Series D Loan and Guaranty Agreement, dated as of March 15, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)
10.69	Subordination Agreement, dated as of March 15, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)
10.70	Intercreditor Agreement, dated as of March 15, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)
10.71	Seller Notes Amendment, dated as of March 17, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)

10.72+	First Amendment to the General Release and Severance Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Brian McFadden (previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)
10.73+	General Release and Severance Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Kevin O’Donnell (previously filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)
10.74+	Employment Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)
10.75+	Indemnification Agreement, dated as of March 17, 2024, by and between Eightco Holdings Inc. and Paul Vassilakos (previously filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)
10.76	Form of Non-Qualified Stock Option Agreement (previously filed with the Securities and Exchange Commission as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed March 18, 2024)
10.77	At-the-Market Issuance Sales Agreement, dated April 25, 2024, by and between Eightco Holdings Inc. and Univest Securities, LLC (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2024)
10.78	Agreement, dated May 6, 2024, by and between Eightco Holdings Inc. and representative of members of Forever 8 set forth on signature pages to Membership Interest Purchase Agreement, dated September 14, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2024)
10.79	Agreement, dated June 14, 2024, by representative of members of Forever 8 set forth on signature pages to Membership Interest Purchase Agreement, dated September 14, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2024).
10.80	Agreement, dated June 20, 2024, by and between Eightco Holdings Inc. and representative of members of Forever 8 set forth on signature pages to Membership Interest Purchase Agreement, dated September 14, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 21, 2024)
10.81	Agreement, dated June 19, 2024, by and between Eightco Holdings Inc. and TXC Services LLC, as parent of Foxx Trot Tango, LLC (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 21, 2024)
10.82	Agreement, dated June 20, 2024, by and between Vinco Ventures, Inc. and Eightco Holdings Inc. (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 21, 2024)
10.83	Amendment No. 1, dated September 25, 2024, by and between Univest Securities, LLC, to At-the-Market Issuance Sales Agreement, dated April 25, 2024 (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2024)
10.84	Agreement, dated December 12, 2024, by and among Eightco Holdings Inc, Forever 8 Fund, LLC, and representative of members of Forever 8 set forth on signature pages to Membership Interest Purchase Agreement, dated September 14, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2024)
10.85	Form of Loan and Security Agreement (Series A), dated December 19, 2024, of Forever 8 Fund, LLC (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 20, 2024)
10.86	Form of Loan and Security Agreement (Series C), dated December 19, 2024, of Forever 8 Fund, LLC (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 20, 2024)
10.87	Form of Securities Purchase Agreement, dated September 8, 2025, by and between Eightco Holdings Inc. and each Purchaser (as defined therein) (previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 10, 2025)
10.88	Form of Pre-Funded Warrant (previously filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 10, 2025)
10.89	Form of Registration Rights Agreement, dated September 8, 2025, between Eightco Holdings Inc. and each Purchaser (as defined therein) (previously filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 10, 2025)

10.90	Placement Agent Agreement, dated September 8, 2025, between Eightco Holdings Inc. and R.F. Lafferty & Co., Inc. (previously filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 10, 2025)
10.91	Form of Placement Agent Warrant (previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 10, 2025)
10.92	Agreement, dated September 8, 2025, by and among Eightco Holdings Inc, Forever 8 Fund, LLC, and representative of members of Forever 8 set forth on signature pages to Membership Interest Purchase Agreement, dated September 14, 2022 (previously filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on September 10, 2025)
10.93	Master Loan Agreement, dated September 7, 2025, by and between Orb Subsidiary One LLC and Payward Interactive, Inc. (previously filed with the Securities and Exchange Commission as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on September 10, 2025)
10.94	Consulting Agreement by and between Eightco Holdings Inc. and Worldcoin Tower LLC (previously filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on September 10, 2025)
10.95	Strategic Advisor Agreement by and between Eightco Holdings Inc. and Worldcoin Tower Instant LLC (previously filed with the Securities and Exchange Commission as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on September 10, 2025)
10.96	Form of Strategic Advisor Warrant (previously filed with the Securities and Exchange Commission as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on September 10, 2025)
10.97	Board of Directors Agreement, dated September 8, 2025, by and between Eightco Holdings Inc. and Daniel Ives (previously filed with the Securities and Exchange Commission as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on September 10, 2025)
10.98	Compensation Agreement, dated September 8, 2025, between Eightco Holdings Inc. and Kevin O’Donnell (previously filed with the Securities and Exchange Commission as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on September 10, 2025)
10.99	Compensation Agreement, dated September 8, 2025, between Eightco Holdings Inc. and Brett Vroman (previously filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on September 10, 2025)
10.100	Amended and Restated Sale Agreement, dated October 27, 2025, by and among Eightco Holdings Inc., Cantor Fitzgerald & Co., and R.F. Lafferty & Co., Inc. (previously filed with the Securities and Exchange Commission as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on October 27, 2025)
14.1*	Corporate Code of Conduct and Ethics and Whistleblower Policy
19.1	Insider trading policy (previously filed with the Securities and Exchange Commission as Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed on April 15, 2025)
21.1	Subsidiaries of the Registrant (previously filed with the Securities and Exchange Commission as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed April 17, 2023)
23.1*	Consent of Stephano Slack LLC
31.1*	Certification of the Chief Executive Officer of the Company, pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (previously filed with the Securities and Exchange Commission as Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed April 2, 2024)
101.INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101),

*	Filed herewith.
**	To be filed by amendment or as an exhibit to a report pursuant to Section 13(a), 13(c) or 15(d) of the Exchange Act.
+	Management contract or compensatory plan or arrangement.
#	Schedules and/or exhibits have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. We agree to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2026

EIGHTCO HOLDINGS, INC.

By:	/s/ Kevin O’Donnell
Kevin O’Donnell
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kevin O’Donnell	Chief Executive Officer and Chairman	April 14, 2026
Kevin O’Donnell	(principal executive officer)

/s/ Brett Vroman	Chief Financial Officer	April 14, 2026
Brett Vroman	(principal financial and principal accounting officer)

/s/ Frank Jennings	Director	April 14, 2026
Frank Jennings

/s/ Louis Foreman	Director	April 14, 2026
Louis Foreman

/s/ Nicola Caiano	Director	April 14, 2026
Nicola Caiano

/s/ Thomas Lee	Director	April 14, 2026
Thomas Lee

