Form 10-Q
period 2026-03-31
Eightco Holdings Inc.
filed 2026-05-15
CIK 1892492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

☐ Yes ☒ No

As of May 15, 2026, there were 388,011,544 shares of the registrant’s common stock outstanding.

EIGHTCO HOLDINGS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2026 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, our ability to raise capital, our operational and strategic initiatives or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, and actual results may differ materially from those in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Report as well as information provided elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2026. You should carefully consider that information before you make an investment decision.

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

PART I - FINANCIAL INFORMATION

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$7,546,486	$58,501,108
Short-term investments	32,542,545	-
Digital assets, at fair value	175,309,890	175,901,645
Accounts receivable, net	468,077	433,823
Inventories, net	7,370,875	7,812,215
Prepaid expenses and other current assets	1,317,495	2,024,137
Total current assets	224,555,368	244,672,928
Property and equipment, net	-	5,172
Other investments	111,599,951	999,999
Loan held-for-investment	4,477,379	4,515,025
Total assets	$340,632,698	$250,193,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,418,479	$3,435,598
Accounts payable – related parties	169,413	103,493
Accrued expenses and other current liabilities	4,569,548	2,674,228
Accrued expenses and other current liabilities – related parties	1,022,072	1,021,769
Line of credit	8,725,000	8,150,000
Line of credit – related parties	400,000	2,590,000
Total current liabilities	18,304,512	17,975,088

Total liabilities	$18,304,512	$17,975,088

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and 0 shares outstanding at March 31, 2026 and December 31, 2025, respectively	-	-
Common stock, $0.001 par value, 10,000,000,000 and 500,000,000 shares authorized and 368,957,477 and 205,629,592 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	$368,957	$205,630
Additional paid-in capital	772,228,321	606,030,052
Accumulated deficit	(450,719,013)	(374,583,109)
Foreign currency translation	864,435	979,977
Total stockholders’ equity attributable to Eightco Holdings Inc.	322,742,700	232,632,550
Non-controlling interest	(414,514)	(414,514)
Total stockholders’ equity	322,328,186	232,218,036
Total liabilities and stockholders’ equity	$340,632,698	$250,193,124

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Revenues, net	$7,561,965	$9,913,987
Cost of revenues	7,346,704	9,100,728
Gross profit	215,261	813,259

Operating expenses:
Selling, general and administrative expenses	10,728,546	2,229,425
Total operating expenses	10,728,546	2,229,425
Operating loss	(10,513,285)	(1,416,166)

Non-operating income (expense):
Interest income (expense), net	(276,718)	(1,288,804)
Change in fair value of digital assets	(66,501,874)	-
Gains on disposal of short-term investments	6,019	-
Gain on extinguishment of liabilities	870,000	-
Other income	279,954	21,898
Total non-operating income (expense)	(65,622,619)	(1,266,906)

Net loss before income tax expense	(76,135,904)	(2,683,072)

Income tax expense (benefit)	-	(28,793)

Net loss from continuing operations	(76,135,904)	(2,654,279)
Net income from discontinued operations, net of tax	-	105,553
Net loss	$(76,135,904)	$(2,548,725)
Net loss attributable to non-controlling interest	-	-
Net loss attributable to Eightco Holdings Inc.	$(76,135,904)	$(2,548,725)
Net loss per share:
Net loss per share basic and diluted	$(0.32)	$(0.84)
Weighted average number of common shares outstanding – basic and diluted	240,575,350	3,044,744

See the accompanying notes to the condensed consolidated financial statements.

6

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Net loss	$(76,135,904)	$(2,548,725)
Foreign currency translation – unrealized gain (loss)	(115,542)	185,170
Comprehensive loss	$(76,251,446)	$(2,363,555)

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid in	Non controlling	Retained Earnings (Accumulated)	Accumulated Other
	Shares	Amount	Capital	Interest	Deficit	Income	Total

Balances, January 1, 2026	205,629,592	$205,630	$606,030,052	$(414,514)	$(374,583,109)	$979,977	$232,218,036
Issuance of common stock - ATM	160,981,063	160,981	162,059,544	-	-	-	162,220,525
Option to repurchase shares	-	-	(1,000,000)	-	-	-	(1,000,000)
Share-based compensation expense	2,346,822	2,346	5,138,725	-	-	-	5,141,071
Foreign currency translation	-	-	-	-	-	(115,542)	(115,542)
Net loss for the three months ended March 31, 2026	-	-	-	-	(76,135,904)	-	(76,135,904)
Balances, March 31, 2026	368,957,477	$368,957	$772,228,321	$(414,514)	$(450,719,013)	$864,435	$322,328,186

Balances, January 1, 2025	2,479,363	$2,479	$124,129,543	$(414,514)	$(112,570,049)	$368,481	$11,515,940
Issuance of common stock to note holders – interest	485,381	485	(485)	-	-	-	-
Issuance of common stock to vendors for settlement of liabilities	80,000	81	143,120	-	-	-	143,201
Foreign currency translation	-	-	-	-	-	185,170	185,170
Net loss for the three months ended March 31, 2025	-	-	-	-	(2,548,725)	-	(2,548,725)
Balances, March 31, 2025	3,044,744	$3,045	$124,272,178	$(414,514)	$(115,118,774)	$553,651	$9,295,586

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash flows from operating activities:
Net income (loss)	$(76,135,904)	$(2,548,725)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization – continuing operations	5,102	574,672
Depreciation and amortization – discontinued operations	-	37,992
Amortization of debt issuance costs	-	250,000
Share-based compensation	5,141,071	-
Change in fair value of digital assets	66,501,874	-
Gain on disposal	(6,019)	-
Losses on disposal	70
Changes in assets and liabilities:
Accounts receivable	(34,254)	978,029
Inventories	325,798	1,852,604
Prepaid expenses and other current assets	706,642	254,118
Accounts payable	48,801	(450,667)
Accrued expenses and other current liabilities	(1,244,749)	180,856
Discontinued operations	-	(129,055)

Net cash provided by (used in) operating activities	(4,691,568)	999,824

Cash flows from investing activities:
Purchases of property and equipment – continuing operations	-	(157)
Purchases of digital assets	(65,910,119)	-
Purchases of short-term investments	(225,439,152)	-
Purchase of other investments	(110,599,952)
Proceeds from sale of short-term investments	192,902,626
Repayment of principal under loans held-for-investment	37,646	-
Purchases of property and equipment – discontinued operations	-	(44,490)

Net cash used in investing activities	(209,008,951)	(44,647)

Cash flows from financing activities:
Net proceeds from issuance of common stock	165,360,897	-
Prepayment for share repurchase	(1,000,000)	-
Net (repayments) borrowings under line of credit	(1,615,000)	(600,000)
Repayments under convertible notes payable – related parties

Net cash provided by (used in) financing activities	162,745,897	(759,937)

Net decrease in cash and cash equivalents	(50,954,622)	195,240
Cash and cash equivalents, beginning of the period	58,501,108	239,187
Cash and cash equivalents, end of the period	$7,546,486	$434,427

Supplemental disclosure of cash flow information:
Cash paid for interest	$199,629	$375,637
Cash paid for income taxes	$-	$-
Accrued offering costs	$3,140,372	$-
Issuance of common stock to vendors for settlement of liabilities	$-	$143,201

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As used herein, “Eightco,” “we,” “us,” “our,” and the “Company” refer to Eightco Holdings Inc., a Texas corporation, and its consolidated subsidiaries. The Company was originally incorporated on September 21, 2021 under the laws of the State of Nevada and converted to a Delaware corporation on March 9, 2022 pursuant to a plan of conversion with its former parent, Vinco Ventures, Inc. (“Vinco” or the “Former Parent”). On February 2, 2026, we changed our state of domicile to the State of Texas.

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

Strategic Investments in Frontier Technology Companies

In addition to its digital asset holdings, the Company deploys capital into strategic equity investments in privately-held frontier technology companies as part of its long-term capital allocation framework. The Company’s investment philosophy centers on sectors it believes are fundamental to the future of authentication, digital identity, and the AI-driven economy—including blockchain infrastructure, human verification, artificial intelligence platforms, and next-generation consumer distribution. These investments are intended to complement the Company’s digital asset treasury strategy and position the Company at the intersection of transformative technology platforms. See Note 10 — Other Investments for additional information.

Corporate Organization

As of March 31, 2026, Eightco had the following wholly-owned subsidiaries:

●	Forever 8 Fund LLC
●	Ferguson Containers, Inc. (inactive following divestiture)
●	BlockHiro, LLC
●	Orb Subsidiary One, LLC
●	AI Innovation Capital LLC

Forever 8’s wholly owned foreign subsidiaries:

●	Forever 8 UK, Ltd.
●	Forever 8 Fund EU Holdings BV

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

Basis of Presentation.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2026 may not be indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2025 included in the Annual Report.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable. Accounts receivable are carried at their contractual amounts, less an estimated allowance for credit losses. Management estimates the allowance for credit losses using a loss-rate approach based on historical loss information, adjusted for management’s expectations about current and future economic conditions, as the basis to determine expected credit losses. Management exercises significant judgment in determining expected credit losses. Key inputs include macroeconomic factors, industry trends, the creditworthiness of counterparties, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Management believes that the composition of receivables at year-end is consistent with historical conditions as credit terms and practices and the client base has not changed significantly. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted. The allowance for credit losses was $833,458 and $700,000 as of March 31, 2026 and December 31, 2025, respectively. The increase in the allowance for expected credit losses to $833,458 at March 31, 2026 reflects updated loss-rate assumptions and customer risk ratings based on current macroeconomic conditions. For the three months ended March 31, 2026 and 2025 the Company had no write-downs of accounts receivable.

Inventories. Inventory is recorded at the lower of cost or net realizable value on a first-in, first-out basis. The Company reduces the carrying value of inventories for those items that are potentially excess, obsolete, or slow moving based on changes in customer demand, technology developments, or other economic factors. The reserve for obsolescence was $2,682,906 and $2,700,000 as of March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026 and 2025 the Company had no write-downs of inventories.

Other Investments. Other investments are recorded at cost. Each reporting period, the Company performs a qualitative impairment assessment for each investment accounted for under the measurement alternative. Indicators of impairment include, but are not limited to, a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee; a significant adverse change in the regulatory, economic, or technological environment of the investee; a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates; a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar investment for an amount less than the carrying amount of the investment; and factors that raise significant concerns about the investee’s ability to continue as a going concern. If a qualitative assessment indicates that the investment is impaired, the Company estimates the fair value of the investment in accordance with ASC 820 and, if the fair value is less than the carrying amount, recognizes an impairment loss in earnings equal to the difference between the carrying amount and fair value. No impairment charges were recognized during the three months ended March 31, 2026.

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for fulfilling those performance obligations. Revenue for product sales is recognized upon receipt by the customer. There are no contract assets or contract liabilities and therefore no unsatisfied performance obligations. One customer represented 99% and 86% of total revenues for the three months ended March 31, 2026 and 2025, respectively.

Disaggregation of Revenue. The Company’s primary revenue stream includes the sale of consumer goods through its inventory management solutions business. The revenue stream for discontinued operations primarily includes the sale of corrugated packaging materials. There are no other material operations that were separately disaggregated for segment purposes.

Cost of Revenues. Cost of revenues includes freight charges, purchasing and receiving costs, depreciation and inspection costs.

Comprehensive income. The Company follows Accounting Standards Codification (“ASC”) 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. For the three months ended March 31, 2026 and 2025, the Company recognized other comprehensive gain (loss) for foreign currency translation of $(115,542) and $185,170, respectively.

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

For the three months ended March 31, 2026, approximately 99% of consolidated revenues were derived from customers located in Europe and denominated primarily in Euros. As a result, the Company is exposed to a concentration of foreign currency risk, and significant fluctuations in the EUR or GBP relative to the USD could materially impact reported revenues and results of operations.

Exchange rates used for the translations are as follows:

	March 31, 2026	December 31, 2025
Spot
USD to EUR	$0.8696	$0.8547
USD to GBP	$0.7576	$0.7407

	March 31, 2026	March 31, 2025
Average
USD to EUR	$0.8602	$0.9259
USD to GBP	$0.7444	$0.7874

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

As of March 31, 2026 and December 31, 2025, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31, 2026	December 31, 2025

Options	6,500,000	856,164
Restricted stock units	-	4,680,822
Warrants	13,773,666	13,773,666
Pre-funded warrants	6,646,855	6,646,855
Shares to be issued	-	727,500
Total common stock equivalents	26,920,521	26,685,007

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Financing Costs. Deferred financing costs include debt discounts and debt issuance costs related to a recognized debt liability and are presented in the balance sheet as a direct deduction from the carrying value of the debt liability. Amortization of deferred financing costs is included as a component of interest expense. Deferred financing costs are amortized using the straight-line method over the term of the recognized debt liability which approximates the effective interest method.

Income Taxes. The Company accounts for income taxes under the provisions of the FASB ASC Topic 740 “Income Taxes” (“ASC Topic 740”). The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of March 31, 2026. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of comprehensive income. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

Effective January 1, 2025, the Company adopted ASU 2023-08, which requires eligible digital assets to be measured at fair value, with changes in fair value recognized in earnings each reporting period. Digital assets that trade in active markets and have readily determinable fair values, including Worldcoin (WLD), Ethereum (ETH), and U.S. dollar-denominated stablecoins, are classified within Level 1 of the fair value hierarchy. Digital assets are valued based on quoted market prices obtained from principal market exchanges where the assets are actively traded.

The Company’s financial instruments that are not measured at fair value, including cash, accounts receivable, accounts payable, accrued expenses, and short-term borrowings, approximate fair value due to their short-term maturities.

No transfers between Level 1, Level 2, or Level 3 occurred during the periods presented.

Concentration of Credit Risks. Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents, digital assets, and accounts receivable. The Company maintains cash balances and digital asset custodial accounts with multiple institutional-grade financial institutions and digital asset custodians, including Kraken, FalconX, and Coinbase. Balances held with digital asset custodians are not federally insured. Balances held with institutional-grade financial institutions may exceed federally insured limits or similar protections. The Company manages custodial risk through the use of multiple counterparties, ongoing evaluation of each custodian’s financial stability, and review of their security and safekeeping practices. The Company has not experienced any losses on deposits or digital asset holdings. With respect to trade receivables, the Company performs ongoing evaluations of customer credit worthiness and does not require collateral. As of March 31, 2026, two customers represented approximately 66% and 34% of total accounts receivable, respectively. The Company maintains an allowance for expected credit losses based on historical experience and forward-looking information.

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

Segment Reporting. The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the Chairman and Chief Executive Officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. As of March 31, 2026, the Company operates as one reportable segment.

3. SHORT-TERM INVESTMENTS

Short-term investments consist of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Government securities	$29,997,011	$-
Mutual funds	2,545,534	-
Total short-term investments	$32,542,545	$-

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. RESTRUCTURING AND SEVERANCE

The changes in the carrying amount of restructuring and severance liabilities for the period from January 1, 2026 through March 31, 2026 consisted of the following:

Balance, January 1, 2026	$2,348,335
Additions and adjustments	-
Payments and adjustments	(1,082,804)
Balance, March 31, 2026	$1,265,531

5. DIGITAL ASSETS

Digital assets consist of the following at March 31, 2026:

	March 31, 2026
	Quantity	Fair Value (USD)

Worldcoin (WLD) – Level 1	277,222,975	$76,527,378
Ethereum (ETH) – Level 1	11,068	23,285,383
Stablecoins (USDC, USDT) – Level 1	75,497,129	75,497,129
Total digital assets, at fair value		$175,309,890

Digital assets consist of the following at December 31, 2025:

	December 31, 2025
	Quantity	Fair Value (USD)

Worldcoin (WLD) – Level 1	277,222,975	$133,080,890
Ethereum (ETH) – Level 1	11,068	32,838,381
Stablecoins (USDC, USDT) – Level 1	9,982,374	9,982,374
Total digital assets, at fair value		$175,901,645

The Company’s digital assets are held with third-party custodians and institutional trading counterparties. These arrangements expose the Company to counterparty, concentration, and safeguarding risks, including technological, operational, and cybersecurity risks. The Company does not hold digital assets on behalf of third parties.

The changes in the carrying amount of digital assets for the period from January 1, 2026 through March 31, 2026 consisted of the following:

For the three months ended March 31, 2026
Beginning balance, December 31, 2025	$175,901,645
Purchases of digital assets	65,910,119
Realized/unrealized gains (losses)	(66,501,874)
Sales of digital assets	-
$175,309,890

The following table presents the Company’s digital asset holdings by token, including cost basis, fair value, and unrealized gains (losses) as of March 31, 2026:

	Cost Basis	Fair Value	Unrealized Gain (Loss)

Token:
WLD	$320,719,180	$76,527,378	$(244,191,802)
ETH	22,922,752	23,285,383	362,631
USDC / USDT	75,497,129	75,497,129	-
Total	419,139,061	175,309,890	(243,829,171)

Unrealized gains (losses) represent the difference between the original cost basis and the fair value of each token as of the balance sheet date, based on the closing market price of each respective digital asset.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Trade accounts receivable	$1,301,535	$1,133,823
Less: allowance for credit losses	(833,458)	(700,000)
Total accounts receivable	$468,077	$433,823

7. INVENTORIES

Inventories consist of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Finished goods	$10,053,781	$10,512,215
Reserve for obsolescence	(2,682,906)	(2,700,000)
Total inventories	$7,370,875	$7,812,215

8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Other current assets consist of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Deposits on inventory	$89,954	$502,161
Prepaid insurance	897,762	1,265,873
Deposits	66,962	2,090
Other	262,817	254,013
Total other current assets	$1,317,495	$2,024,137

9. LOAN HELD-FOR-INVESTMENT

Loan held-for-investment consist of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Wattum Management Inc. – 5%, 10/2026	$2,224,252	$2,224,252
Reichard Containers, LLC – 9.75%, 4/2035	2,253,127	2,290,773
Total loan held-for-investment	4,477,379	4,515,025
Less: allowance for credit losses	-	-
Loan held-for-investment	$4,477,379	$4,515,025

Wattum Management Inc. is a non-controlling member of CW Machines, LLC, previously a related party, when CW Machines was doing business. The Wattum note is secured by assets of Wattum Management, Inc. The Wattum Management Inc. note is interest only with the entire principal balance due in October 2026.

Reichard Containers, LLC purchased the assets of Ferguson Containers, Inc. on April 7, 2025. The Reichard note is secured by assets of Reichard Containers, LLC. The Reichard note is due on April 2035 and with monthly payments of $31,060 for principal and interest.

Expected credit losses for loan held for investment are based on management’s assessment of credit risk associated with the loan, including consideration of factors such as the financial condition of the entity, historical payment behavior, and any collateral or guarantees provided. The Company determined it was not necessary to record an allowance for credit losses as of March 31, 2026 and December 31, 2025.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. OTHER INVESTMENTS

Other investments consist of the Company’s minority equity investments in privately-held companies, accounted for under the measurement alternative. The following table summarizes the carrying value of these investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Mythical Games, Inc.	$999,999	$999,999
Beast Industries	17,999,952	-
OpenAI (indirect investment)	92,600,000	-
Total other investments	$111,599,951	$999,999

Mythical Games, Inc.

In October 2025, the Company invested $999,999 to purchase Series D Preferred Stock of Mythical Games, Inc. (“Mythical”), a Delaware corporation and developer of blockchain-based video game ecosystems, at a purchase price of $2.2193 per share pursuant to Mythical’s Series D Preferred Stock Purchase Agreement. The Company holds a non-controlling minority interest in Mythical and does not have the ability to exercise significant influence over Mythical’s operating and financial policies. The investment is accounted for as an equity security without a readily determinable fair value and is measured using the measurement alternative under ASC 321, pursuant to which the investment is recorded at cost, less any impairment, and adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. As of March 31, 2026 and December 31, 2025, the carrying value of the investment was $999,999. There were no observable price changes or impairment indicators identified during the three months ended March 31, 2026.

Beast Industries

During the three months ended March 31, 2026, the Company acquired a minority equity interest in Beast Industries, a privately-held company, for total cash consideration of $17,999,952. The Company committed up to $25 million, of which approximately $18 million had been funded as of March 31, 2026. On May 9, 2026, the period to call for the additional $7 million expired. The Company holds a non-controlling minority interest in Beast Industries and does not have the ability to exercise significant influence over its operating and financial policies. The investment is accounted for as an equity security without a readily determinable fair value and is measured using the measurement alternative under ASC 321, pursuant to which the investment is recorded at cost, less any impairment, and adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. As of March 31, 2026, the carrying value of the investment was $17,999,952. There were no observable price changes or impairment indicators identified during the three months ended March 31, 2026.

OpenAI

During the three months ended March 31, 2026, the Company acquired an indirect interest in OpenAI through a structured investment vehicle (the “SPV”) sponsored by an unaffiliated third party, for total cash consideration of $92,600,000. The Company’s interest is in the SPV, which in turn holds the underlying OpenAI securities; the Company does not hold OpenAI securities directly. The Company evaluated whether consolidation of the SPV is required under ASC 810 and concluded that the SPV is not consolidated, as the Company holds a passive, non-controlling investor interest, has no power to direct the activities of the SPV that most significantly affect its economic performance, and is not the primary beneficiary.

The Company’s interest in the SPV does not have a readily determinable fair value and is accounted for using the measurement alternative under ASC 321, pursuant to which the investment is recorded at cost, less any impairment, and adjusted for observable price changes in orderly transactions for identical or similar investments. As of March 31, 2026, the carrying value of the investment was $92,600,000. There were no observable price changes or impairment indicators identified during the three months ended March 31, 2026.

11. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Furniture and fixtures	$8,418	$8,418
	8,418	8,418
Less: accumulated depreciation	(8,418)	(3,246)
Total property and equipment, net	$-	$5,172

For the three months ended March 31, 2026 and 2025, depreciation expense was $5,102 and $37,992, respectively.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. INTANGIBLE ASSETS, NET

Intangible assets consist of the following at March 31, 2026 and December 31, 2025:

	Useful Lives	March 31, 2026	December 31, 2025

Customer relationships	7 years	$-	$7,100,000
Developed technology	10 years	-	9,700,000
Trademarks and tradenames	7 years	-	2,200,000
		-	19,000,000
Less: accumulated amortization and impairments		-	(19,000,000)
Total intangible assets, net		$-	$-

Amortization expense was $0 and $574,642 for the three months ended March 31, 2026 and 2025, respectively. As of December 31, 2025, the Company determined that the remaining carrying value of its intangible assets was not recoverable due to a decision to limit funding of the Forever 8 business and the conclusion that the full carrying amount of the assets was unrecoverable.

13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Payroll and related benefits	$1,297,080	$2,260,559
Professional fees	481,000	734,930
Accrued offering costs	3,140,372	-
Accrued interest	177,843	-
Accrued rent	-	120,000
Accrued other taxes	-	100,000
Other	495,325	480,508
Total accrued expenses and other current liabilities	$5,591,620	$3,695,997

14. LINES OF CREDIT

Principal due under the lines of credit was as follows at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Lines of credit, 12%-18%	$8,725,000	$8,150,000

For the three months ended March 31, 2026 and 2025, interest expense under lines of credit was $362,677 and $250,849, respectively.

The lines of credit are collateralized by the inventory of the Company.

15. LINES OF CREDIT – RELATED PARTIES

Principal due under the lines of credit – related parties was as follows at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Lines of credit, 12%-18%	$400,000	$2,590,000

For the three months ended March 31, 2026 and 2025, interest expense under lines of credit – related parties was $14,795 and $134,075, respectively.

The lines of credit – related parties are collateralized by the inventory of the Company.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16. CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

The convertible notes payable, related party were issued as part of consideration for the acquisition of Forever 8. The debt discount was calculated based on the fair value of the instrument as of October 1, 2022. On September 9, 2025, the Company recognized a capital contribution in additional paid-in capital of $22,789,599 related to the forgiveness of debt and accrued interest by related parties, offset by the issuance of 800,000 shares of common stock with a fair value of $1,168,000. As of March 31, 2026 and December 31, 2025, there was no outstanding principal or unamortized debt discount under the convertible notes payable – related parties.

For the three months ended March 31, 2026, the Company recognized no interest expense under convertible notes payable – related parties. For the three months ended March 31, 2025, interest expense under convertible notes payable – related parties was $903,962, of which $250,000 was related to amortization of the debt discount.

17. INCOME TAXES

Eightco Holdings Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income.

Forever 8 Fund, LLC, BlockHiro, LLC, Cryptyde Shared Services, LLC, Orb Subsidiary One, LLC, and AI Innovation Capital LLC are limited liability companies which are disregarded entities for income tax purposes and are owned 100% by Eightco Holdings Inc. and Ferguson Containers, Inc., respectively. The Company pays corporate federal, state and local taxes on income allocated to it from BlockHiro, LLC and 8co Holdings Shared Services, LLC.

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

For the three months ended March 31, 2026 and 2025, income tax (benefit) expense was $0 and $(28,793), respectively. The Company has sufficient net operating losses to reduce taxable income for future periods. The Company has recorded a full valuation allowance against its deferred tax assets associated with its net operating losses.

There are no unrecognized tax benefits and no accruals for uncertain tax positions.

The Company files U.S. income tax returns and a state income tax return. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2021 and thereafter are subject to examination by the relevant taxing authorities.

As of March 31, 2026, the Company had a net operating loss carryforward for federal income tax purposes of approximately $66,723,534. These carryforwards were generated in 2022 and later, and therefore do not expire, but are subject to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions, and may be utilized to offset up to 80% of taxable income in any future period.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted, which includes significant amendments to the Internal Revenue Code. Key provisions include:

●	Limitations on the deductibility of certain interest and R&D expenses;

●	Modifications to the foreign-derived intangible income (“FDII “) and global intangible low-taxed income (“GILTI”) regimes.

The Company evaluated the impact of the legislation on its consolidated financial statements, including deferred tax assets and liabilities, and incorporated the effects of the enacted changes in these condensed consolidated financial statements for the period ended March 31, 2026, consistent with ASC 740-10-45-15. The Company continues to evaluate the impact of the OBBBA on its effective tax rate in future periods.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 10,000,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2026 and December 31, 2025, the Company had 368,957,477 and 205,629,592 shares of common stock issued and outstanding, respectively. In connection with the Company’s redomestication to Texas effective February 2, 2026, the authorized shares of common stock were increased from 500,000,000 to 10,000,000,000 shares, par value $0.001 per share.

Preferred Stock

As of March 31, 2026 and December 31, 2025, the Company had 0 issued and outstanding shares of Series A Preferred Stock.

Common stock issuances during the three months ended March 31, 2026:

On January 5, 2026, the Company issued 100,000 shares of common stock to a consultant in settlement of past services rendered to the Company. The shares had a grant-date fair value of $173,000, all of which was recognized as share-based compensation expense during the three months ended March 31, 2026.

On March 12, 2026, the Company granted stock options to directors, officers and employees to purchase an aggregate of 6,500,000 shares of common stock at an exercise price of $1.01 per share, vesting in four equal annual installments beginning on the first anniversary of the grant date and exercisable for a period of 10 years. The options had an aggregate grant-date fair value of $4,139,717, of which $69,045 was recognized as share-based compensation expense during the three months ended March 31, 2026. The remaining $4,070,672 of unrecognized expense will be recognized on a straight-line basis over the vesting period.

On March 25, 2026, the Company released 856,165 shares of common stock to the Company’s former Chairman of the Board related to his restricted stock which was vested upon his departure from the board of directors. The Company recognized $833,333 as share-based compensation expense during the three months ended March 31, 2026.

During the three months ended March 31, 2026, the Company sold 160,981,063 shares under the Cantor Fitzgerald ATM agreement for gross proceeds of $167,576,191 before commissions and offering costs of $5,355,667.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18. STOCKHOLDERS’ EQUITY (continued)

On March 12, 2026, the Company’s Board authorized an increase of 15,000,000 additional shares of common stock available for issuance under the 2022 Long-Term Incentive Plan.

Equity Awards and Share-Based Compensation

The grant-date fair value of equity-classified awards is recognized as compensation expense on a straight-line basis over the requisite service period of each award, with forfeitures recognized as they occur. The fair value of stock options is estimated using the Black-Scholes option-pricing model; the fair value of restricted stock and restricted stock units is based on the closing market price of the Company’s common stock on the grant date. For the three months ended March 31, 2026, the Company used the following weighted-average assumptions in the Black-Scholes model for options granted: expected term of 6.5 years, expected volatility of 107.26%, risk-free rate of 3.93%, and expected dividend yield of 0%.

Summary of Outstanding Warrants

	Number Outstanding	Exercisable	Weighted Average Remaining Term	Classification

Instrument:
Strategic Advisor Warrants	9,917,844	9,917,844	6.4	Equity
Placement Agent Warrants	3,855,822	3,855,822	4.4	Equity
Pre-Funded Warrants	6,646,855	6,646,855	n/a	Equity
Total outstanding	20,420,521

The strategic advisor and placement agent warrant awards were issued as inducement grants, outside of the Company’s equity incentive plan.

The changes in the warrant activity for the period from January 1, 2026 through March 31, 2026 consisted of the following:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2026	20,420,521	$1.182	6.1	11,492,312
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited / Expired	-	-	-	-
Outstanding, March 31, 2026	20,420,521	$1.182	5.9	$6,174,928
Exercisable, March 31, 2026	20,420,521	$1.182	5.9	$6,174,928
Vested and expected to vest, March 31, 2026	20,420,521	$1.182	5.9	$6,174,928

The aggregate intrinsic value as of March 31, 2026 is $6,174,928 and is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $0.93 per share on March 31, 2026.

A summary of the status of nonvested warrants subject to service-based vesting conditions as of and for the three months ended March 31, 2026 is presented below:

	Warrant Activity
	Number of Units	Weighted-Average Grant-Date Fair Value

Nonvested, January 1, 2026	9,917,844	$1.752
Granted	-	-
Vested	(9,917,844)	(1.752)
Forfeited	-	-
Nonvested, March 31, 2026	-	$-

Summary of Outstanding Options

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18. STOCKHOLDERS’ EQUITY (continued)

The changes in the stock option activity for the period from January 1, 2026 through March 31, 2026 consisted of the following:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2026	-	$-	-	-
Granted	6,500,000	1.01	10.0	-
Exercised	-	-	-	-
Forfeited / Expired	-	-	-	-
Outstanding, March 31, 2026	6,500,000	$1.01	10.0	$-
Exercisable, March 31, 2026	-	$-	-	$-
Vested and expected to vest, March 31, 2026	6,500,000	$1.01	10.0	$-

A summary of the status of nonvested stock options as of and for the three months ended March 31, 2026 is presented below:

	Stock Option Activity
	Number of Units	Weighted-Average Grant-Date Fair Value

Nonvested, January 1, 2026	-	$-
Granted	6,500,000	1.01
Vested	-	-
Forfeited	-	-
Nonvested, March 31, 2026	6,500,000	$1.01

Summary of Outstanding Restricted Stock and Restricted Stock Units

The Company did not have any outstanding restricted stock and restricted stock units as of March 31, 2026.

A summary of the status of nonvested restricted stock units as of and for the three months ended March 31, 2026 is presented below:

	Restricted Stock Unit Activity
	Number of Units	Weighted-Average Grant-Date Fair Value

Nonvested, January 1, 2026	400,000	$1.46
Granted	-	-
Vested	(400,000)	1.46
Forfeited	-	-
Nonvested, March 31, 2026	-	$-

The Company issued the 400,000 restricted stock units upon vesting.

Share-based compensation expense recognized for the three months ended March 31, 2026 was $5,141,071. The following is a disaggregated breakdown of stock compensation expense for the three months ended March 31, 2026:

	Fair Value	Prior Expensed	For the Three Months Ended March 31, 2026	Unrecognized Expense

Instrument:
Strategic Advisor Warrants	$11,533,125	$7,688,800	$3,844,325	$-
Restricted Stock	1,250,000	416,667	833,333	-
Stock Options – Former Chairman of Board	273,299	273,299	(273,299)	-
Restricted Stock Units	584,000	389,333	194,667	-
Stock Issuance	473,000	-	473,000	-
Stock Options	4,139,717	-	69,045	4,070,672
Total	$18,253,141	$8,768,099	$5,141,071	$4,070,672

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases certain office space from an entity affiliated through common ownership under an operating lease agreement on a month-to-month basis. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases.

For the three months ended March 31, 2026 and 2025, rent expense was $7,697 and $66,699, respectively. Rental payments are expensed in the statements of comprehensive loss.

Consulting Agreement. On September 9, 2025, the Company entered into a consulting agreement with Worldcoin Tower LLC to support the Company’s digital asset treasury strategy. Fees include:

●	1% of AUM up to $1 billion,
●	0.5% of AUM between $1–5 billion,
●	0.25% of AUM above $5 billion,
●	Milestone payments based on treasury AUM exceeding $2 billion and $20 billion,
●	A $150,000 setup fee.

The agreement has a five-year initial term with automatic five-year renewal. No equity awards were issued under this agreement. Consulting expense for the three months ended March 31, 2026 was $1,583,496.

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

Subject to Board approval, Mr. O’Donnell will also receive 400,000 restricted stock units (“RSUs”), which vest in full after six months of continuous service. The RSUs were granted with a grant date fair value of $584,000 and are being recognized as stock-based compensation expense on a straight-line basis over the six-month vesting period. During the three months ended March 31, 2026, the Company recognized $194,667 of stock-based compensation expense related to these RSUs. He is eligible to participate in the Company’s employee benefit plans and will be reimbursed for reasonable business expenses.

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

21. SUBSEQUENT EVENTS

ATM Issuances – Cantor Fitzgerald & Co.

Subsequent to March 31, 2026, and through May 15, 2026, the Company issued an aggregate of 19,054,067 shares of common stock to Cantor Fitzgerald & Co. pursuant to the Company’s At-The-Market Issuance Sales Agreement. Aggregate proceeds from the ATM issuances described above were approximately $19,416,975. The shares were issued pursuant to the Company’s effective shelf registration statement.

Amended and Restated Consulting Agreement

On May 1, 2026, the Company entered into an Amended and Restated Consulting Agreement (the “A&R DACA”) with Worldcoin Tower LLC (the “Consultant”), which amends and restates in its entirety the Consulting Agreement dated as of September 9, 2025, between the Company and the Consultant (the “Original DACA”). Pursuant to the A&R DACA, the Consultant will continue to provide consulting services with respect to the Company’s digital asset treasury strategy and expands the scope of the Consultant’s engagement to a broader “Strategic Asset Strategy” consisting of two components: (1) the Digital Asset Treasury Strategy, which remains focused on accumulating digital assets, and (2) a new Strategic Investment Strategy, which is focused on deploying capital to invest in emerging companies. The A&R DACA also updates the applicable fee structure, whereby the Company will pay the Consultant a consulting fee equal to 1.00% per annum of assets under management (“AUM”), which includes both Treasury Assets and Investment Assets. The Consultant is also able to earn certain one-time incentive milestone payments upon AUM first reaching $1 billion, $5 billion and $10 billion, respectively, and in each case payable in cash or shares of the Company’s common stock. The other material terms of the A&R DACA remain substantially unchanged from the Original DACA.

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

Adoption of Digital Asset Treasury (“DAT”) Strategy

Strategy Overview

On September 8, 2025, our Board of Directors approved the adoption of a Digital Asset Treasury Strategy under which Eightco holds digital assets, primarily Worldcoin (WLD), as part of a long-term treasury reserve framework. Under this policy, we may allocate excess liquidity, operating cash flows, and proceeds from financing transactions to the acquisition of digital assets.

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

Capital Raising Activities

During the quarter ended March 31, 2026, we completed substantial financing transactions to support the DAT Strategy:

●	We generated additional proceeds through our at-the-market (“ATM”) equity offering program.

A significant portion of the ATM proceeds were deployed to acquire digital assets and invest in strategic investments. These capital raises materially strengthened our liquidity and expanded our balance sheet.

Digital Asset Acquisitions

Our holdings consist primarily of:

●	Worldcoin (WLD)

●	Ethereum (ETH)

●	U.S. dollar-denominated stablecoins

●	Other digital assets used for liquidity management, trade settlement, or operational purposes

Digital assets are custodied with institutional-grade providers, including Kraken, Coinbase, and FalconX.

Custody, Concentrations and Transfer Restrictions

As of March 31, 2026, substantially all digital assets were held with a small number of U.S.-based institutional custodians under cold-storage arrangements. From time to time, a significant portion of our digital assets may be concentrated with a single custodian. Certain assets (including staking-ineligible or restricted tokens, if any) may be subject to withdrawal, settlement, or transfer restrictions pursuant to platform or network constraints. We continually evaluate custodian concentration and portability risk as part of our liquidity planning.

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

Critical Accounting Policies and Significant Judgments and Estimates

There were no material changes to our critical accounting policies during the three months ended March 31, 2026, other than the adoption of ASU 2023-08, which requires eligible crypto assets to be measured at fair value with changes recognized in net income. Our significant accounting policies are described in Note 2 to the condensed consolidated financial statements included in this Quarterly Report and in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Results of Operations

Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025

The following table sets forth information comparing the components of net (loss) income from continuing operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Period over Period Change
	2026	2025	$	%

Revenues, net	$7,561,965	$9,913,987	$(2,352,022)	-23.7%
Cost of revenues	7,346,704	9,100,728	(1,754,024)	-19.3%
Gross profit	215,261	813,259	(597,998)	-73.5%

Operating expenses:
Selling, general and administrative	10,728,546	2,229,425	8,499,121	381.2%
Restructuring and severance	-	-	-	0.0%
Total operating expenses	10,728,546	2,229,425	8,499,121	381.2%
Operating loss	(10,513,285)	(1,416,166)	(9,097,119)	-642.4%

Other (expense) income:
Interest income (expense)	(276,718)	(1,288,804)	1,012,086	78.5%
Gain on divestiture	-	-	-	0.0%
Gain on extinguishment of liabilities	870,000	-	870,000	100.0%
Change in fair value of digital assets	(66,501,874)	-	(66,501,874)	-100.0%
Gains on disposal of short-term investments	6,019	-	6,019	100.0%
Other income	279,954	21,898	258,056	1,178.5%
Total other income (expense), net	(65,622,619)	(1,266,906)	(64,355,713)	-5,213.9%
Income (loss) before income taxes	(76,135,904)	(2,683,072)	(73,452,832)	-2,737.6%
Income tax expense (benefit)	-	(28,793)	28,793	100.0%
Net income (loss) from continuing operations	(76,135,904)	(2,654,279)	(73,481,625)	-2,768.4%
Net income (loss) from discontinued operations	-	105,553	(105,553)	-100.0%
Net income (loss)	$(76,135,904)	$(2,548,725)	$(73,587,178)	-2,887.2%

Revenue

For the three months ended March 31, 2026, revenues were $7,561,965, representing a decrease of $2,352,022, or 23.7%, compared to revenues of $9,913,987 for the three months ended March 31, 2025. The decrease reflects cancellation of certain agreements with customers and reduced order volumes from certain customers as the Company exited its liquidation-model operations and is in the process of winding down relationships where we previously were operating customer storefronts to mitigate losses.

Cost of Revenues

Cost of revenues was $7,346,704 for the three months ended March 31, 2026, compared to $9,100,728 for the three months ended March 31, 2025, a decrease of $1,754,024, or 19.3%. The decrease correlates to the reduction in volumes described above.

Gross Profit

Gross profit decreased to $215,261 for the three months ended March 31, 2026, compared to gross profit of $813,259 for the three months ended March 31, 2025, a decline of $597,998, or 73.5%. The decrease was primarily driven by the decrease in revenues.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses were $10,728,546 for the three months ended March 31, 2026, compared to $2,229,425 for the three months ended March 31, 2025, an increase of $8,499,121, or 381.2%.

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

Interest Expense

Net interest expense totaled $(276,718) for the three months ended March 31, 2026, compared to $(1,288,804) for the three months ended March 31, 2025, a decrease of $1,012,086, or 78.5%, reflecting lower average borrowings on the Company’s financing facilities.

Gain on Extinguishment of Liabilities

The Company recognized a gain on extinguishment of liabilities of $870,000 for the three months ended March 31, 2026. The gain on extinguishment of liabilities was related to fulfilling the terms of settlement agreements for past rents and severances. There was no comparable activity in the prior-year period.

Change in Fair Value of Digital Assets

The Company recognized a loss of $(66,501,874) related to fair value changes of its digital asset holdings during the three months ended March 31, 2026. The Company did not hold digital assets during the comparable 2025 period.

Other Income

Other income increased to $279,954 for the three months ended March 31, 2026, from $21,898 in the prior-year period, an increase of $258,056, primarily due to addition of the Reichard Corrugated Note.

Income (Loss) Before Income Taxes

Loss before income taxes was $(76,135,904) for the three months ended March 31, 2026, compared to $(2,683,072) for the three months ended March 31, 2025. The increased loss is primarily attributable to the adoption of the Digital Asset Treasury strategy and the resulting fair value losses recognized during the period, as well as lower gross profit and higher SG&A expenses, as well as asset write-downs related to the exit from the liquidation business model for Forever 8.

Income tax expense

Income tax expense was $0 for the three months ended March 31, 2026, compared to an income tax benefit of $(28,793) for the three months ended March 31, 2025. The Company continues to maintain a full valuation allowance on its net deferred tax assets.

Net income (loss)

Net loss from continuing operations was $(76,135,904) for the three months ended March 31, 2026, compared to $(2,654,279) for the three months ended March 31, 2025. Net loss from discontinued operations was $0 for the three months ended March 31, 2026, compared to net income from discontinued operations of $105,553 for the three months ended March 31, 2025. Total net loss was $(76,135,904) for the three months ended March 31, 2026, compared to $(2,548,725) for the three months ended March 31, 2025.

Liquidity and Capital Resources

Overview

Eightco Holdings Inc. funds its operations through a combination of equity and debt financing, including proceeds from its At-The-Market (“ATM”) offering program, private placement transactions, and borrowings under its line of credit facility. These proceeds were deployed primarily into the Company’s Digital Asset Treasury and strategic investments.

As of March 31, 2026, the Company had cash and cash equivalents of $7,546,486, compared to $58,501,108 as of December 31, 2025. In addition to cash, the Company held digital assets at fair value of $175,309,890 as of March 31, 2026. Combined cash and digital assets were approximately $182.9 million as of March 31, 2026. Total assets of $340,632,698 at March 31, 2026, and total liabilities of $18,304,512, resulting in total stockholders’ equity of $322,328,186 at March 31, 2026.

Outstanding debt as of March 31, 2026 consisted of $8,725,000 under the Company’s lines of credit and $400,000 under lines of credit with related parties, for a total outstanding lines of credit of $9,125,000. Outstanding debt as of December 31, 2025 consisted of $8,150,000 under the Company’s lines of credit and $2,590,000 under lines of credit with related parties, for a total outstanding lines of credit of $10,740,000, as reported in our Annual Report on Form 10-K. The lines of credit bear interest at rates ranging from 12% to 18% and are collateralized by the inventory of the Company.

The sale of the Ferguson Containers corrugated packaging business was completed on April 7, 2025. The Company received $557,835 in cash proceeds at closing plus a $2.5 million seller note receivable, and the buyer assumed certain liabilities. The divestiture generated a gain of $1,231,774 and eliminated the operating overhead associated with that business segment.

Liquidity Profile

As of March 31, 2026, our liquidity resources consisted of $7.5 million of cash and cash equivalents, $32.5 million of short-term investments (consisting of U.S. government securities and money market funds), and $75.5 million of U.S. dollar-denominated stablecoins, for total near-cash liquidity of approximately $115.6 million. We also held an additional $99.8 million of other digital assets (primarily Worldcoin (WLD) and Ethereum (ETH)), which are subject to market price volatility. We actively manage working capital by converting stablecoins and, when appropriate, other digital assets to U.S. dollars to meet operating needs. During the three months ended March 31, 2026, we used $4.7 million of cash in operating activities, or approximately $1.6 million per month. Substantially all of our reported $76.1 million net loss for the quarter consisted of non-cash items, including a $66.5 million unrealized loss on digital assets and $5.1 million of non-cash share-based compensation. Based on our current operating cash use, we believe our near-cash liquidity is sufficient to fund our operating cash needs for substantially in excess of the next 12 months, before consideration of additional capital that may be raised under our at-the-market equity offering program or monetization of our other digital asset and strategic investment holdings.

Sources of Liquidity

ATM Program

We raised additional capital during the quarter under our ATM program. Proceeds were used to acquire digital assets and fund working capital needs.

Forever 8 Credit Facilities (Series A, B, C, and D)

Forever 8 continues to rely on its secured inventory financing facilities (the “Forever 8 Facilities”), which remain active. As of March 31, 2026, we had approximately $9.1 million outstanding and unused availability of approximately $2.0 million under the Forever 8 Facilities, subject to borrowing base and other conditions.

In the aggregate, these facilities provide:

●	Interest rates ranging from 15% to 18% per annum
●	Unused commitment fees of approximately 5% per annum
●	A revolving draw structure through “Initial Loan Advances” and “Subsequent Draws” from lender-controlled escrows
●	Collateral in the form of Forever 8 inventory, equipment, and related proceeds

As of March 31, 2026, Forever 8 had approximately $9.1 million outstanding under these facilities to support ongoing inventory purchases.

Digital Assets as Liquidity

Certain digital assets, particularly U.S. dollar-denominated stablecoins, function as near-cash liquidity sources and may be converted to U.S. dollars as needed.

Uses of Liquidity

Digital Asset Purchases

We deploy a substantial portion of ATM proceeds to acquire digital assets. As of March 31, 2026, we held digital assets at fair value of approximately $175.3 million, consisting primarily of Worldcoin (WLD), Ethereum (ETH), and U.S. dollar-denominated stablecoins. These assets are measured at fair value under ASU 2023-08, with changes recognized in net income, and are custodied with institutional-grade providers, including Kraken, Coinbase, and FalconX.

Strategic Private Company Investments

We also deploy liquidity into strategic equity investments in frontier technology companies as part of our long-term capital allocation strategy. In March 2026, we invested $92.6 million in indirect beneficial interests in OpenAI preferred stock, which represents approximately 30% of our total treasury position. We also invested approximately $18 million in Beast Industries, the business platform of content creator MrBeast. An additional $7 million capital commitment was callable through May 9, 2026, at which point the call period expired without being exercised. Additionally, in October 2025, we invested approximately $1 million in Series D Preferred Stock of Mythical, Inc., a developer of blockchain-based video game ecosystems.

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

Digital Asset Volatility

During Q1 2026, we recognized net losses of approximately $66.5 million related to changes in the fair value of digital assets, which materially affected reported results and may impact future liquidity planning given price volatility. Although our $115.6 million of near-cash liquidity (consisting of cash, short-term investments, and stablecoins) is not directly subject to WLD or ETH price movements, a sustained decline in the price of WLD or ETH would reduce the realizable value of our remaining $99.8 million of digital asset holdings and would limit the total liquidity available from our digital asset portfolio. We continue to monitor digital asset market conditions and may adjust our treasury strategy as appropriate.

Subsequent Events Affecting Liquidity

Subsequent to March 31, 2026, we issued 19,054,067 shares under our ATM for proceeds of approximately $19.4 million. We also amended our consulting agreement to provide for a flat consulting fee equal to 1% of AUM across treasury and investment assets, which will affect cash outflows over the next 12 months. See Note 21 — Subsequent Events for additional information.

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

Based on current assumptions and our existing near-cash liquidity of approximately $115.6 million, our other digital asset and strategic equity investment holdings, our continued access to capital through our at-the-market equity offering program, and our currently anticipated operating cash use of approximately $1.6 million per month, we believe our liquidity resources are sufficient to support both our operating business and Digital Asset Treasury Strategy for at least the next twelve months.

Cash Flows

Since inception, Eightco and its subsidiaries have primarily used its available cash to fund its operations. The following table sets forth a summary of cash flows for the periods presented:

	For the Three Months Ended March 31,
	2026	2025
Cash (used in) provided by:
Operating Activities	$(4,691,568)	$999,824
Investing Activities	(209,008,951)	(44,647)
Financing Activities	162,745,897	(759,937)
Net increase (decrease) in cash and restricted cash	$(50,954,622)	$195,240

Cash Flows for the Three Months Ended March 31, 2026 and 2025

Operating Activities

Net cash used in operating activities was $(4,691,568) during the three months ended March 31, 2026, which consisted primarily of the net loss of $(76,135,904), offset by noncash items including the change in fair value of digital assets of $66,501,874, share-based compensation of $5,141,071, depreciation and amortization of $5,102, and a gain on disposal of $(5,949). Changes in assets and liabilities used cash of $(197,762), primarily reflecting a decrease in accrued expenses and other current liabilities of $(1,244,749) and an increase in accounts receivable of $(34,254), partially offset by a decrease in prepaid expenses and other current assets of $706,642, a decrease in inventories of $325,798, and an increase in accounts payable of $48,801.

Net cash provided by operating activities was $999,824 during the three months ended March 31, 2025, which consisted primarily of the net loss of $(2,548,725), offset by noncash items including depreciation and amortization of $612,664 (continuing and discontinued operations) and amortization of debt issuance costs of $250,000. Changes in assets and liabilities provided cash of $2,685,885, primarily reflecting decreases in inventories of $1,852,604 and accounts receivable of $978,029, and an increase in accrued expenses and other current liabilities of $180,856, partially offset by a decrease in accounts payable of $(450,667), an increase in prepaid expenses and other current assets of $254,118, and changes in discontinued operations of $(129,055).

Investing Activities

Net cash used in investing activities was $(209,008,951) during the three months ended March 31, 2026, compared to $(44,647) for the three months ended March 31, 2025. The increase in net cash used in investing activities is largely attributable to purchases of investments of $(336,039,104) and purchases of digital assets of $(65,910,119) in connection with the implementation of the Company’s Digital Asset Treasury strategy, partially offset by proceeds from the sale of investments of $192,902,626 and repayments of principal under loans held-for-investment of $37,646.

Financing Activities

Net cash provided by financing activities was $162,745,897 during the three months ended March 31, 2026, compared to net cash used in financing activities of $(759,937) for the three months ended March 31, 2025. The change was largely attributable to net proceeds from the issuance of common stock of $165,360,897 generated through the Company’s ATM program, partially offset by a $1,000,000 prepayment under a contract to repurchase and cancel shares of our common stock in a future period and net repayments under the line of credit of $1,615,000. Net proceeds from the issuance of common stock reflect gross ATM proceeds of $167.6 million, reduced by $2.2 million of cash offering costs paid during the quarter and an additional $3.1 million of offering costs incurred during the quarter remained accrued and unpaid as of March 31, 2026 and are reflected as a non-cash item in the supplemental disclosure of cash flow information.

During the quarter ended March 31, 2026, the Company had an unfunded capital commitment of approximately $7 million to Beast Industries, which was committed for a period of 60 days following the Company’s initial investment. While not a variable interest or structured entity, this commitment represents a contractual obligation that, if called, would have had an impact on liquidity. The applicable period of the commitment expired on May 9, 2026.

Known Trends, Events, Uncertainties and Factors That May Affect Future Operations

Our results and liquidity may be materially affected by:

●	Digital asset market volatility, including price, volume, and spreads for WLD and other tokens;
●	Regulatory developments affecting custody, stablecoins, or exchange operations and their impact on access, withdrawals, or pricing;
●	Custodian concentration and counterparty risk, including operational incidents, solvency, or cybersecurity;
●	Capital markets conditions impacting our ability to raise additional equity via PIPE or ATM transactions;
●	Interest rate levels influencing borrowing costs under the Forever 8 Facilities and customer demand for inventory financing; and
●	Macro factors (consumer demand, e-commerce trends, geopolitics, inflation, and credit availability).

Contractual Obligations and Commitments

The Company has no debt covenants that require certain financial information to be met. The following summarizes our material cash requirements as of March 31, 2026:

Unfunded Capital Commitment. As of March 31, 2026, we had an unfunded capital commitment of approximately $7 million to Beast Industries, which was able to be called within 60 days of our initial investment and expired on May 9, 2026.

Consulting Fees. Under the Amended and Restated DACA, we are obligated to pay a consulting fee equal to 1% per annum of assets under management. Based on current AUM levels, we expect cash consulting fees of approximately $2.5 million to $3.5 million over the next 12 months.

Credit Facility Interest and Fees. Based on current borrowing levels and interest rates ranging from 12% to 18%, we expect interest expense and commitment fees under our credit facilities of approximately $1.2 million to $1.5 million over the next 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide certain Item 305 disclosures. There have been no material changes from our year-end market risk profile.

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

As of December 31, 2025, management identified the following material weakness in our internal control over financial reporting: the Company was unable to provide a timely financial reporting package in connection with the year end audit. This was primarily the result of the Company’s limited accounting personnel. This also limits the extent to which the Company can segregate incompatible duties and has a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected. There is a risk under the current circumstances that intentional or unintentional errors could occur and not be detected.

Management has concluded that the material weakness described above currently exists as of March 31, 2026. We continue to remediate the material weakness identified as of December 31, 2025, which persisted at March 31, 2026. During Q4 2025 and into 2026 we are: (i) augmenting accounting resources (including SEC reporting and technical accounting) to improve the timeliness and quality of period-end close; (ii) formalizing and documenting key controls over the financial close, including reconciliations, review controls, and segregation of duties; (iii) implementing enhanced IT-dependent manual controls to support completeness and accuracy of reports used in controls; and (iv) planned engagement of external advisors during the second half of 2026 to assist with design, implementation, and testing of internal controls.

Changes in Internal Control over Financial Reporting

Other than (i) the remediation actions described above, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2026.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is party to legal actions that are routine and incidental to its business. However, based upon available information and in consultation with legal counsel, management does not expect the ultimate disposition of any or a combination of these actions to have a material adverse effect on the Company’s assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and/or results of operations.

ITEM 1A. RISK FACTORS

An investment in our securities involves certain risks. Before deciding to invest in our common stock, you should consider carefully the following discussion of risks and uncertainties affecting us and our securities, together with other information in this Quarterly Report. Our business, business prospects, financial condition or results of operations could be seriously harmed as a result of these risks. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial, also may materially and adversely affect our business, financial condition and results of operations. Please also read carefully the section above entitled “Cautionary Note Regarding Forward-Looking Statements.”

Other than as set forth below, there have been no material changes to the “Risk Factors” disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. The risk factors below supplement, and to the extent inconsistent supersede, the risk factors set forth in our Annual Report.

Risks Related to Our Strategic Investments

Our strategic investment portfolio is concentrated in a small number of privately held companies, and a decline in the value of, or total loss with respect to, any single investment could materially adversely affect our financial condition and results of operations.

During the three months ended March 31, 2026, we deployed approximately $110.6 million of capital into strategic equity investments, including approximately $92.6 million in OpenAI and approximately $18.0 million in Beast Industries, in addition to our prior $1.0 million investment in Mythical Games. These three positions collectively represent a substantial portion of our non-digital-asset balance sheet, and we currently intend to continue to deploy material amounts of capital into similarly concentrated positions over time. We have not adopted formal diversification limits with respect to our strategic investments, and we may make additional concentrated investments in the future. Because our strategic investment portfolio is concentrated in a limited number of issuers, a decline in the value of, or a total loss with respect to, any single investment could have a material adverse effect on our financial condition, results of operations, and the market price of our common stock.

Our strategic equity investments are highly illiquid, and we may be unable to sell, transfer, or otherwise monetize these investments when desired, or at all.

Our strategic investments are in privately held companies whose securities are not currently traded on any public market. These investments are subject to substantial transfer restrictions, including rights of first refusal, co-sale rights, lock-up provisions, and consent requirements imposed by the issuer, its board of directors, or other equity holders. In certain cases, our economic interest is held indirectly through special purpose vehicles or similar pooled investment structures that impose additional transfer and redemption restrictions. As a result, we may be unable to liquidate our strategic investments on a timely basis, without significant cost, at the carrying value reflected in our financial statements, or at all. Even if a portfolio company conducts an initial public offering or is acquired, our ability to realize value may be delayed by contractual restrictions, during which time the value of our position could decline materially. The illiquidity of these investments may also limit our ability to access capital from these holdings to fund operations or meet other obligations.

We account for our strategic investments under the measurement alternative permitted by ASC 321, which may result in carrying values that do not reflect current fair value and may expose us to material impairment charges.

We account for our strategic equity investments in privately held companies that do not have readily determinable fair values under the measurement alternative permitted by ASC 321, Investments — Equity Securities. Under this method, we initially record investments at cost and subsequently adjust the carrying value only upon observable price changes in orderly transactions for identical or similar securities of the same issuer, or upon recognition of an impairment. Between observable transactions, the carrying value of an investment may not reflect its current fair value, which could be materially higher or lower than the amount reported on our balance sheet. If we identify an indicator of impairment, we are required to estimate fair value and, if the estimated fair value is less than the carrying value, recognize an impairment charge equal to the difference. Indicators of impairment may include a significant deterioration in a portfolio company’s earnings performance, financial condition, or business prospects; a significant adverse change in the regulatory, economic, or technological environment; a bona fide offer to purchase or sell the investment at an amount less than the carrying value; or factors raising significant concerns about the issuer’s ability to continue as a going concern. The recognition of an impairment charge, or a series of impairment charges, could have a material adverse effect on our results of operations in the period recognized. The absence of frequent observable transactions for our portfolio company securities may also delay the recognition of declines in value, resulting in carrying values that overstate the actual realizable value of these investments.

As a minority investor, we have limited information rights and little or no governance control with respect to the issuers of our strategic investments, and we depend on the management teams of our portfolio companies.

As a minority investor in privately held companies, we generally do not have voting board representation or substantive governance influence with respect to the companies underlying our strategic investments. Our information rights are typically limited to those provided by the issuer’s organizational documents, our investment agreements, or applicable law, and may not include audited financial statements, detailed operating metrics, or timely updates on material developments at the portfolio company. We rely on the management teams of our portfolio companies to operate those companies, make strategic decisions, manage capital, and report financial and operating results to investors. We have very little to no ability to direct or influence operating decisions at these companies. Any management failure, strategic misstep, governance failure, fraud, or other adverse development at a portfolio company could result in a material decline in or loss of our investment, and we may not become aware of such developments on a timely basis.

Certain of our strategic investments are held through special purpose vehicles or similar pooled investment structures, which subject us to additional risks beyond those of the underlying portfolio company.

In certain cases, our economic exposure to a portfolio company is held indirectly through a special purpose vehicle, fund-of-one structure, or similar pooled investment vehicle managed by a third party rather than through direct equity ownership of the portfolio company. These structures may subject us to additional risks not present in a direct equity investment, including management, administrative, and performance fees payable to the sponsor or general partner, which reduce our net returns; limited or no governance rights with respect to the investment vehicle itself; restrictions on transfer or redemption of our interests in the vehicle; the risk that the vehicle’s sponsor or manager fails to perform its obligations, becomes insolvent, or engages in conduct adverse to our interests; reliance on the vehicle for information about the underlying portfolio company, which may be less timely or complete than direct issuer disclosures; and potential adverse tax consequences. The failure of an investment vehicle, or adverse conduct by its sponsor or manager, could result in a loss of all or substantially all of our investment, even if the underlying portfolio company performs well. Where our economic exposure to a portfolio company is held through a multi-tier investment structure, information about the underlying portfolio company may flow through multiple intermediaries before reaching us, which may further delay or limit our ability to evaluate the performance of the investment.

A substantial portion of our balance sheet is invested in illiquid digital assets and strategic equity investments, which may limit our ability to fund operations or respond to adverse developments without additional financing.

A substantial portion of our total assets consisted of digital asset holdings and illiquid strategic equity investments, while our recurring operating cash flows have been negative. Our ability to fund operations, repay indebtedness, or otherwise meet our obligations depends in part on our ability to monetize digital assets at acceptable prices, which is subject to market volatility; realize value from our strategic equity investments, which are illiquid and may not be saleable when needed; and access additional financing through our at-the-market equity offering program or other capital markets transactions. The availability and cost of capital markets financing depend significantly on prevailing market conditions, including the trading price and volume of our common stock and broader equity capital markets sentiment, and such financing may not be available on favorable terms or at all. A decline in the market price of our common stock could reduce the amount of capital we can raise on favorable terms through our at-the-market program and sales of our common stock at lower per share prices would result in greater rates of dilution to existing stockholders. If we are unable to monetize portions of our digital assets, realize value from strategic equity investments, or access capital markets on acceptable terms, we may be required to delay or otherwise curtail planned investment activity, reduce operating expenditures, sell assets at unfavorable prices, or on unfavorable terms, or pursue alternative financing on adverse terms, any of which could have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2026.

The Company did not repurchase any of its equity securities during the period.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(b) Exhibits

The following documents are filed as exhibits hereto:

Exhibit No.	Description

2.1	Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 5, 2026).

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 5, 2026).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 5, 2026).

10.101	Form of Amendment to Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 5, 2026).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2026

EIGHTCO HOLDINGS INC.

By:	/s/ Kevin O’Donnell
Name:	Kevin O’Donnell
Title:	Chief Executive Officer

EIGHTCO HOLDINGS INC.

By:	/s/ Brett Vroman
Name:	Brett Vroman
Title:	Chief Financial Officer

