Form 10-Q
period 2026-06-30
Eightco Holdings Inc.
filed 2026-08-07
CIK 1892492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

☐ Yes ☒ No

As of August 7, 2026, there were 429,777,400 shares of the registrant’s common stock outstanding.

EIGHTCO HOLDINGS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended June 30, 2026 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events and include, without limitation, statements about: our ability to raise capital, and access the capital markets, including through our At-The-Market equity offering program; our Digital Asset Treasury Strategy, including our ability to acquire, hold, and liquidate digital assets, expectations regarding the fair value and volatility of our digital asset holdings (including Worldcoin (WLD), Ethereum (ETH), and U.S. dollar-denominated stablecoins), and the impact of fair value changes on our reported earnings; our strategic investments in privately held companies (including OpenAI, Beast Industries, and Mythical Games), including expectations about their future value, liquidity, and impairment risk; our liquidity position and ability to fund operations and meet our obligations for at least the next twelve months; management’s assessment of going concern and our ability to continue as a going concern; our expectations regarding Forever 8’s operations, including customer relationships, revenue concentration, credit loss estimates, and the outcome of ongoing discussions with our largest customer; the adequacy of our internal control over financial reporting and our plans to remediate the identified material weakness, including our anticipated engagement of external advisors; our expected cash use rate, consulting fees, and other contractual obligations; and our future financial performance, results of operations, and competitive position,. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “intends,” “may,” “plans,” “potential,” “predict,” “should,” “will,” “would” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to conform these statements to actual results, unless required by law.

You should not place undue reliance on forward-looking statements. The forward-looking statements contained in this Quarterly Report are subject to substantial risks and uncertainties that could cause, actual results to differ materially from those expressed or implied. These risks and uncertainties include, among others: the volatility in the market prices of digital assets, including Worldcoin (WLD) and Ethereum (ETH), which could result in significant gains or losses on our digital asset holdings and material volatility in our reported earnings; the illiquidity of our strategic investments in privately held companies, which may prevent us from realizing value from those investments when needed; our customer concentration, with one customer representing approximately 99% of our revenues, and the significant deterioration in the creditworthiness of that customer that has already resulted in bad debt expense and impairment charges; changes in regulatory requirements affecting digital assets, including custody, trading, classification, and taxation; cybersecurity risks and risks associated with our reliance on third-party digital asset custodians; our ability to successfully remediate the material weakness in our internal control over financial reporting; our ability to attract and retain key personnel; the success of our Digital Asset Treasury Strategy and our strategic investments in frontier technology companies; the accuracy of our estimates and judgments, including those related to fair value, expected credit losses, and impairment; our ability to maintain compliance with Nasdaq listing requirements; dilution from future equity issuances under our ATM program or otherwise; and other risks and uncertainties described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2026, and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. You should carefully consider that information before you make an investment decision.

These and other factors discussed in this Quarterly Report could cause results to differ materially from those expressed any forward-looking statements made by us or on our behalf. Given these uncertainties, you should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

3

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this Quarterly Report, the terms “Eightco,” “we,” “us,” “our,” the “Company” and similar terms refer to Eightco Holdings Inc., a Texas corporation, and all of our consolidated subsidiaries and variable interest entities.

PART I - FINANCIAL INFORMATION

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,003,483	$58,501,108
Short-term investments	50,927,699	-
Digital assets, at fair value	228,011,086	175,901,645
Accounts receivable, net	101,264	433,823
Inventory, net	502,115	7,812,215
Prepaid expenses and other current assets	908,362	2,024,137
Total current assets	291,454,009	244,672,928
Property and equipment, net	-	5,172
Other investments	111,599,951	999,999
Loan held-for-investment	4,438,808	4,515,025
Total assets	$407,492,768	$250,193,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,179,608	$3,435,598
Accounts payable – related parties	279,132	103,493
Accrued expenses and other current liabilities	1,462,330	2,674,228
Accrued expenses and other current liabilities – related parties	1,022,072	1,021,769
Line of credit	8,075,000	8,150,000
Line of credit – related parties	400,000	2,590,000
Total current liabilities	13,418,142	17,975,088

Total liabilities	$13,418,142	$17,975,088

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and 0 shares outstanding at June 30, 2026 and December 31, 2025, respectively	-	-
Common stock, $0.001 par value, 10,000,000,000 and 500,000,000 shares authorized and 429,777,400 and 205,629,592 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	$429,777	$205,630
Additional paid-in capital	826,275,452	606,030,052
Accumulated deficit	(433,017,888)	(374,583,109)
Foreign currency translation	801,799	979,977
Total stockholders’ equity attributable to Eightco Holdings Inc.	394,489,140	232,632,550
Non-controlling interest	(414,514)	(414,514)
Total stockholders’ equity	394,074,626	232,218,036
Total liabilities and stockholders’ equity	$407,492,768	$250,193,124

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Revenues, net	$2,068,430	$7,578,646	$9,630,395	$17,492,633
Cost of revenues	1,968,184	6,333,350	9,314,888	15,434,078
Gross profit	100,246	1,245,296	315,507	2,058,555

Operating expenses:
Selling, general and administrative expenses	6,698,406	2,451,832	17,426,952	4,681,257
Impairments	5,211,824	-	5,211,824	-
Total operating expenses	11,910,230	2,451,832	22,638,776	4,681,257
Operating loss	(11,809,984)	(1,206,536)	(22,323,269)	(2,622,702)

Non-operating income (expense):
Interest expense, net	(352,582)	(1,276,726)	(629,300)	(2,565,530)
Gain on divestiture	-	1,231,774	-	1,231,774
Change in fair value of digital assets	29,324,737	-	(37,177,137)	-
Change in fair value of short-term investments	17,647	-	23,666	-
Gain on extinguishment of liabilities	-	-	870,000	-
Other income	521,307	81,969	801,261	103,867
Total non-operating income (expense)	29,511,109	37,017	(36,111,510)	(1,229,889)

Net income (loss) before income tax expense	17,701,125	(1,169,519)	(58,434,779)	(3,852,591)

Income tax expense (benefit)	-	-	-	(28,793)

Net income (loss) from continuing operations	$17,701,125	$(1,169,519)	(58,434,779)	(3,823,798)
Net income from discontinued operations	-	-	-	105,553
Net income (loss)	17,701,125	$(1,169,519)	(58,434,779)	(3,718,245)
Net loss attributable to non-controlling interest	-	-	-	-
Net income (loss) attributable to Eightco Holdings, Inc.	17,701,125	(1,169,519)	(58,434,779)	(3,718,245)
Net income (loss) per share:
Net income (loss) per share – basic	$0.04	$(0.38)	$(0.18)	$(1.38)
Net income (loss) per share – diluted	$0.04	$(0.38)	$(0.18)	$(1.38)
Weighted average number of common shares outstanding – basic	398,909,876	3,044,744	320,180,003	2,691,487
Weighted average number of common shares outstanding – diluted	398,909,876	3,044,744	320,180,003	2,691,487

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Net income (loss)	$17,701,125	$(1,169,519)	$(58,434,779)	$(3,718,245)
Foreign currency translation – unrealized gain (loss)	(62,636)	368,219	(178,178)	553,389
Comprehensive income (loss)	$17,638,489	$(801,300)	$(58,612,957)	$(3,164,856)

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid in	Non controlling	Retained Earnings (Accumulated)	Accumulated Other
	Shares	Amount	Capital	Interest	Deficit	Income	Total

Balances, January 1, 2026	205,629,592	$205,630	$606,030,052	$(414,514)	$(374,583,109)	$979,977	$232,218,036
Issuance of common stock - ATM	160,981,063	160,981	162,059,544	-	-	-	162,220,525
Option to repurchase shares	-	-	(1,000,000)	-	-	-	(1,000,000)
Share-based compensation expense	2,346,822	2,346	5,138,725	-	-	-	5,141,071
Foreign currency translation	-	-	-	-	-	(115,542)	(115,542)
Net loss	-	-	-	-	(76,135,904)	-	(76,135,904)
Balances, March 31, 2026	368,957,477	$368,957	$772,228,321	$(414,514)	$(450,719,013)	$864,435	$322,328,186
Issuance of common stock - ATM	54,016,967	54,017	53,696,998	-	-	-	53,751,015
Issuance of common stock – warrants	6,639,912	6,640	(6,640)	-	-	-	-
Share-based compensation expense	163,044	163	356,773	-	-	-	356,936
Foreign currency translation	-	-	-	-	-	(62,636)	(62,636)
Net income	-	-	-	-	17,701,125	-	17,701,125
Balances, June 30, 2026	429,777,400	$429,777	$826,275,452	$(414,514)	$(433,017,888)	$801,799	$394,074,626

Balances, January 1, 2025	2,479,363	$2,479	$124,129,543	$(414,514)	$(112,570,049)	$368,481	$11,515,940
Issuance of common stock to note holders – interest	485,381	485	(485)	-	-	-	-
Issuance of common stock to vendors for settlement of liabilities	80,000	81	143,120	-	-	-	143,201
Foreign currency translation	-	-	-	-	-	185,170	185,170
Net loss	-	-	-	-	(2,548,725)	-	(2,548,725)

Balances, March 31, 2025	3,044,744	$3,045	$124,272,178	$(414,514)	$(115,118,774)	$553,651	$9,295,586
Foreign currency translation	-	-	-	-	-	368,219	368,219
Net loss	-	-	-	-	(1,169,519)	-	(1,169,519)
Balances, June 30, 2025	3,044,744	$3,045	$124,272,178	$(414,514)	$(116,288,293)	$921,870	$8,494,286

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Cash flows from operating activities:
Net loss	$(58,434,779)	$(3,718,245)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization – continuing operations	5,061	1,187,373
Impairment	5,211,824	-
Amortization of debt issuance costs	-	500,000
Amortization of prepaid share-based compensation	-	34,000
Share-based compensation	5,498,007	143,201
Change in fair value of digital assets	37,177,137	-
Allowance for credit losses	1,836,366	-
Gain on sale of assets	-	(1,231,774)
Gain on disposal of short-term investments	(231,501)	-
Changes in assets and liabilities:
Accounts receivable	(1,503,807)	504,904
Inventory	1,920,098	2,094,868
Prepaid expenses and other current assets	1,115,775	216,853
Accounts payable	(1,080,351)	164,011
Accrued expenses and other current liabilities	(1,211,595)	574,478
Discontinued operations	-	(129,055)

Net cash (used in) provided by operating activities	(9,697,765)	340,614

Cash flows from investing activities:
Purchases of property and equipment – continuing operations	-	(2,208)
Purchases of digital assets	(89,286,578)	-
Purchases of short-term investments	(363,627,127)	-
Purchase of other investments	(110,599,952)	-
Proceeds from sale of short-term investments	312,930,999	-
Repayment of principal under loans held-for-investment	76,258	136,622
Proceeds from sale of assets of Ferguson Containers, Inc.	-	307,835
Purchases of property and equipment – discontinued operations	-	(44,490)

Net cash (used in) provided by investing activities	(250,506,400)	397,759

Cash flows from financing activities:
Net proceeds from issuance of common stock	215,971,540	-
Prepayment for share repurchase option	(1,000,000)	-
Net (repayments) borrowings under line of credit	(2,265,000)	5,000
Repayments under convertible notes payable – related parties	-	(286,308)

Net cash provided by (used in) financing activities	212,706,540	(281,308)

Net (decrease) increase in cash and cash equivalents	(47,497,625)	457,065
Cash and cash equivalents, beginning of the period	58,501,108	239,187
Cash and cash equivalents, end of the period	$11,003,483	$696,252

Supplemental disclosure of cash flow information:
Cash paid for interest	$551,287	$795,182
Cash paid for income taxes	$-	$-

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

Strategic Investments in Frontier Technology Companies

In addition to its digital asset holdings, the Company deploys capital into strategic equity investments in privately-held frontier technology companies as part of its long-term capital allocation framework. The Company’s investment philosophy centers on sectors it believes are fundamental to the future of authentication, digital identity, and the AI-driven economy—including blockchain infrastructure, human verification, artificial intelligence platforms, and next-generation consumer distribution. These investments are intended to complement the Company’s digital asset treasury strategy and position the Company at the intersection of transformative technology platforms. See Note 11 — Other Investments for additional information.

Corporate Organization

As of June 30, 2026, Eightco had the following wholly-owned subsidiaries:

●	Forever 8 Fund LLC
●	Ferguson Containers, Inc. (inactive following divestiture)
●	Orb Subsidiary One, LLC
●	AI Innovation Capital LLC

Forever 8’s wholly owned foreign subsidiaries:

●	Forever 8 UK, Ltd.
●	Forever 8 Fund EU Holdings BV

In addition, the Company owns 51% of CW Machines, LLC, which has no operations but continues to be consolidated under the voting interest entity model. Under that model, control is presumed based on majority voting interests unless noncontrolling shareholders possess substantive participating rights.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

Basis of Presentation.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2026 may not be indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2025 included in the Annual Report.

Liquidity and Going Concern. In accordance with ASC 205-40, management has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. For the six months ended June 30, 2026, the Company reported an operating loss of $22,323,269 and used cash in operating activities of $9,697,765, or approximately $1.6 million per month. However, as of June 30, 2026, the Company held $11,003,483 in cash and cash equivalents, $50,927,699 in short-term investments consisting of U.S. government securities and money market funds, and approximately $86,917,449 in U.S. dollar-denominated stablecoins that function as near-cash liquidity, for total near-cash liquidity of approximately $148,848,631. In addition, the Company held other digital assets (primarily Worldcoin (WLD) and Ethereum (ETH)) with a fair value of approximately $141,093,637 as of June 30, 2026, and maintains continued access to the capital markets through its At-The-Market equity offering program, under which the Company raised net proceeds of approximately $218.1 million during the six months ended June 30, 2026. Based on the Company’s current operating cash use, available near-cash liquidity, other digital asset and strategic equity investment holdings, and continued access to the capital markets, management has concluded that no conditions or events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date these condensed consolidated financial statements are issued.

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

Digital Assets. Digital assets primarily consist of cryptocurrencies and other crypto-tokens held for treasury, investment, or operational purposes. Effective January 1, 2025, the Company adopted ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60). Under this guidance, eligible crypto assets are measured at fair value at each reporting date, with changes in fair value recognized in net income in the period in which they occur. Upon adoption, historical impairment-only accounting ceased. Digital assets are presented on the face of the condensed consolidated balance sheets as “Digital assets, at fair value.” Assets expected to be converted into cash or otherwise used to fund operations within twelve months are classified as current assets; all other digital assets are classified as noncurrent assets. The Company determines fair value using quoted prices in its principal market for each digital asset at the measurement time. The principal market is identified as the market with the greatest volume and level of activity for the digital asset that the Company can access, and is assessed on a periodic basis. As of June 30, 2026, the Company’s principal markets consisted primarily of established institutional trading venues, including Kraken and Coinbase. Digital assets with quoted prices in active markets are classified as Level 1 in the fair value hierarchy. When observable market inputs other than quoted prices are used (such as certain wrapped tokens, restricted tokens, or stablecoins whose value is not derived solely from exchange-traded prices), such assets are classified as Level 2. The Company did not classify any digital assets as Level 3 during the periods presented. The Company’s U.S. dollar-denominated stablecoin holdings (USDC and USDT) are within the scope of ASU 2023-08 and are measured at fair value with changes recognized in net income. Fair value of stablecoins approximates their U.S. dollar-denominated face value given their pegged nature to the U.S. dollar. Realized and unrealized gains and losses from changes in the fair value of digital assets are recorded within “Change in fair value of digital assets” in the condensed consolidated statements of operations. Realized gains and losses on disposals are determined using the specific identification method. Transaction costs incurred in connection with the acquisition or disposition of digital assets, including exchange fees and related charges, are expensed as incurred and are not capitalized into the cost basis of the digital assets. Digital assets are held with third-party custodians and institutional trading counterparties. These arrangements expose the Company to counterparty, concentration, and safeguarding risks, including technological, operational, and cyber-security risks. The Company does not hold digital assets on behalf of third parties and therefore does not apply the guidance in SAB 121. As of the periods presented, the Company does not stake, lend, or pledge its digital assets, and there are no digital-asset collateral or borrowing arrangements outstanding.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable. Accounts receivable are carried at their contractual amounts, less an estimated allowance for credit losses. Management estimates the allowance for credit losses using a loss-rate approach based on historical loss information, adjusted for management’s expectations about current and future economic conditions, as the basis to determine expected credit losses. Management exercises significant judgment in determining expected credit losses. Key inputs include macroeconomic factors, industry trends, the creditworthiness of counterparties, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Management believes that the composition of receivables at period-end is consistent with historical conditions as credit terms and practices and the client base has not changed significantly. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted.

Inventory. Inventory is recorded at the lower of cost or net realizable value on a first-in, first-out basis. The Company reduces the carrying value of inventory for those items that are potentially excess, obsolete, or slow moving based on changes in customer demand, technology developments, or other economic factors.

Other Investments. Other investments consist of equity interests in privately held companies that do not have readily determinable fair values. The Company has elected to apply the measurement alternative under ASC 321, Investments — Equity Securities, under which such investments are measured at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company reassesses the availability of observable price changes each reporting period. During the periods presented, no observable price changes were identified that required remeasurement of the carrying value of the Company’s other investments. For each of its other investments, the Company has evaluated whether consolidation is required under ASC 810, Consolidation, and has concluded that consolidation is not required because (i) the Company does not hold a controlling financial interest under the voting interest model and (ii) either the investee is not a variable interest entity or, where the investee is a variable interest entity, the Company is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact the entity’s economic performance. The Company also does not exercise significant influence over the operating and financial policies of the investees such that the equity method under ASC 323 would apply. Each reporting period, the Company performs a qualitative impairment assessment for each investment accounted for under the measurement alternative. Indicators of impairment include, but are not limited to, a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee; a significant adverse change in the regulatory, economic, or technological environment of the investee; a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates; a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar investment for an amount less than the carrying amount of the investment; and factors that raise significant concerns about the investee’s ability to continue as a going concern. If a qualitative assessment indicates that the investment is impaired, the Company estimates the fair value of the investment in accordance with ASC 820 and, if the fair value is less than the carrying amount, recognizes an impairment loss in earnings equal to the difference between the carrying amount and fair value.

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

Comprehensive income and loss . The Company follows Accounting Standards Codification (“ASC”) 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Foreign Currency Transactions and Translation. Eightco’s functional currency is the United States Dollar (“USD”) and the Forever 8 subsidiaries have functional currencies in Euro (“EUR”), British Pound Sterling (“GBP”), and USD.

For the purpose of presenting these condensed consolidated financial statements, the reporting currency is USD. Forever 8 assets and liabilities are expressed in USDs at the exchange rate on the balance sheet date, equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

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

Exchange rates used for the translations are as follows:

	June 30, 2026	December 31, 2025
Spot
USD to EUR	$0.8772	$0.8547
USD to GBP	$0.7519	$0.7407

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Average
USD to EUR	$0.8621	$0.8696	$0.8559	$0.9077
USD to GBP	$0.7463	$0.7389	$0.7435	$0.7299

Earnings Per Share. The Company follows ASC 260 in the presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding, plus the dilutive effect, if any, of common share equivalents outstanding during the period, calculated using the treasury stock method for options and warrants and the if-converted method for convertible securities. Common share equivalents are excluded from the computation of diluted earnings (loss) per share when their inclusion would be anti-dilutive, including in periods in which the Company reports a net loss or when the exercise price of options or warrants exceeds the average market price of the common stock during the period.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Financing Costs. Deferred financing costs include debt discounts and debt issuance costs related to a recognized debt liability and are presented in the consolidated balance sheet as a direct deduction from the carrying value of the debt liability. Amortization of deferred financing costs is included as a component of interest expense. Deferred financing costs are amortized using the straight-line method over the term of the recognized debt liability which approximates the effective interest method.

Income Taxes. The Company accounts for income taxes under the provisions of the FASB ASC Topic 740 “Income Taxes” (“ASC Topic 740”). The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of June 30, 2026. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of comprehensive income. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

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

Concentration of Credit Risks. Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, digital assets held with third-party custodians, and accounts receivable. See Note 3 — Concentrations of Credit Risk.

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

Segment Reporting. The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the Chairman and Chief Executive Officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. As of June 30, 2026, the Company operates as one reportable segment.

3. CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, digital assets held with third-party custodians, and accounts receivable. The Company evaluates concentrations on an ongoing basis and mitigates exposure through the use of established financial institutions and digital asset custodians, diversification of counterparties where practicable, and ongoing monitoring of customer creditworthiness. The Company has not experienced any losses on deposits or digital asset holdings during the periods presented.

Cash and Cash Equivalents. The Company maintains its cash balances with multiple U.S. financial institutions. Balances held with these institutions may, from time to time, exceed federally insured limits. As of June 30, 2026 and December 31, 2025, the majority of the Company’s cash balances exceeded federally insured limits.

Digital Asset Custodians. The Company’s digital assets are held with a limited number of institutional-grade third-party custodians. Balances held with digital asset custodians are not federally insured. The Company manages custodial risk through the use of multiple counterparties, ongoing evaluation of each custodian’s financial stability, and review of their security and safekeeping practices. From time to time, a significant portion of the Company’s digital assets may be concentrated with a single custodian. As of June 30, 2026, digital assets were held with the following custodians:

	June 30, 2026
	Fair Value	% of Total

Kraken	80,445,227	35.3%
Coinbase	147,565,859	64.7%
FalconX	-	0.0%
Total	$228,011,086	100.0%

The Company maintains a custody relationship with FalconX, although no digital assets were held with FalconX as of June 30, 2026.

Digital Asset Composition. The Company’s digital asset holdings are concentrated in a limited number of crypto assets. As of June 30, 2026, approximately $115.1 million, or 50.5% of the Company’s total digital asset holdings of $228.0 million, consisted of Worldcoin (WLD). The Company’s remaining digital asset holdings consisted primarily of Ethereum (ETH) and U.S. dollar-denominated stablecoins (USDC and USDT). A significant decline in the market price of WLD would have a material adverse effect on the fair value of the Company’s digital asset portfolio and could result in significant unrealized losses recognized in net income in subsequent periods. See Note 6 — Digital Assets for further discussion.

Accounts Receivable. The Company performs ongoing evaluations of customer creditworthiness and does not require collateral. As of June 30, 2026, one customer represented approximately 100% of total accounts receivable. The Company maintains an allowance for expected credit losses based on historical experience and forward-looking information. See Note 7 — Accounts Receivable for further discussion of a significant deterioration in the creditworthiness of the Company’s largest customer during the six months ended June 30, 2026 and the resulting increase in the allowance for expected credit losses.

Revenues and Geographic Concentration. For the three and six months ended June 30, 2026 and 2025, one customer represented approximately 99% and 83% of total revenues, respectively. For the three and six months ended June 30, 2026, approximately 99% of consolidated revenues were derived from customers located in Europe and denominated primarily in Euros. Fluctuations in the EUR or GBP relative to the USD may materially impact reported revenues and results of operations.

4. SHORT-TERM INVESTMENTS

Short-term investments consist of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Government securities	$27,944,125	$-
Mutual funds	22,983,574	-
Total short-term investments	$50,927,699	$-

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. RESTRUCTURING AND SEVERANCE

The changes in the carrying amount of restructuring and severance liabilities for the period from January 1, 2026 through June 30, 2026 consisted of the following:

Balance, January 1, 2026	$2,348,335
Additions and adjustments	-
Payments and adjustments	(1,082,804)
Balance, June 30, 2026	$1,265,531

The restructuring and severance liabilities are included in accrued expenses as of June 30, 2026.

6. DIGITAL ASSETS

Digital assets consist of the following at June 30, 2026:

	June 30, 2026
	Quantity	Fair Value

Worldcoin (WLD) – Level 1	283,452,700	$115,095,969
Ethereum (ETH) – Level 1	16,278	25,997,668
Stablecoins (USDC, USDT) – Level 1	86,917,449	86,917,449
Total digital assets, at fair value		$228,011,086

Digital assets consist of the following at December 31, 2025:

	December 31, 2025
	Quantity	Fair Value

Worldcoin (WLD) – Level 1	277,222,975	$133,080,890
Ethereum (ETH) – Level 1	11,068	32,838,381
Stablecoins (USDC, USDT) – Level 1	9,982,374	9,982,374
Total digital assets, at fair value		$175,901,645

The Company’s digital assets are held with third-party custodians and institutional trading counterparties. These arrangements expose the Company to counterparty, concentration, and safeguarding risks, including technological, operational, and cybersecurity risks. The Company does not hold digital assets on behalf of third parties.

The changes in the carrying amount of digital assets for the period from January 1, 2026 through June 30, 2026 consisted of the following:

Beginning balance, December 31, 2025	$175,901,645
Purchases of digital assets	89,286,578
Realized/unrealized gains (losses)	(37,177,137)
Sales of digital assets	-
$228,011,086

The following table presents the Company’s digital asset holdings by token, including cost basis, fair value, and unrealized gains (losses) as of June 30, 2026:

	Cost Basis	Fair Value	Cumulative Unrealized Gain (Loss)

Token:
WLD	$322,721,512	$115,095,969	$(207,625,543)
ETH	32,922,751	25,997,668	(6,925,083)
USDC / USDT	86,917,449	86,917,449	-
Total	$442,561,712	$228,011,086	$(214,550,626)

Unrealized gains (losses) represent the difference between the original cost basis and the fair value of each token as of the consolidated balance sheet date, based on the closing market price of each respective digital asset.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Trade accounts receivable	$7,918,489	$1,133,823
Less: allowance for credit losses	(7,817,225)	(700,000)
Total accounts receivable	$101,264	$433,823

The allowance for credit losses was $7,817,225 and $700,000 as of June 30, 2026 and December 31, 2025, respectively, consisting of an allowance of $2,605,401 against trade accounts receivable and $5,211,824 against a receivable arising related to the disposition of inventory by our largest customer. The increase in the allowance at June 30, 2026 reflects updated loss-rate assumptions and customer risk ratings based on significant deterioration in the creditworthiness of the Company’s largest customer, a distributor of consumer cellular products. For the three and six months ended June 30, 2026, the Company recognized bad debt expense of $1,836,366 and $1,836,366, respectively, compared to $0 and $0 for the three and six months ended June 30, 2025.

During the three and six months ended June 30, 2026, the Company’s largest customer, a distributor of consumer cellular products that historically accounted for a substantial majority of the Company’s Forever 8 revenues, experienced a significant deterioration in its financial condition, including the liquidation of inventory positions and an inability to satisfy amounts owed to the Company on a timely basis. In response, the Company suspended new order fulfillment for this customer, ceased purchasing new inventory to support this customer relationship, recognized bad debt expense of $1,836,366 during the six months ended June 30, 2026 with respect to receivables from authorized ordinary-course sales, and, upon determining that inventory funded by the Company had been disposed of by the customer without authorization, recognized a $5,211,824 receivable for amounts recoverable from the customer with respect to that disposition and fully reserved such receivable given the customer’s financial condition. The Company is engaged in ongoing discussions with the customer regarding the resolution of outstanding amounts owed and is actively evaluating alternatives to recover its economic exposure. The Company can provide no assurance as to the ultimate outcome of these discussions, and future adverse developments could result in additional charges to earnings in subsequent periods. See Note 8 — Inventory for further discussion of the disposition.

During the six months ended June 30, 2026, the Company revised its loss-rate assumptions to reflect the significant deterioration in the creditworthiness of its largest customer described below, and increased the allowance accordingly. Management exercises significant judgment in determining expected credit losses, including in evaluating the amount and probability of any recoveries from ongoing customer discussions or other remedies. Actual credit losses may differ materially from management’s estimates, and additional charges may be required in future periods.

8. INVENTORY

Inventory consist of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Finished goods	$502,115	$10,512,215
Reserve for obsolescence	-	(2,700,000)
Total inventory	$502,115	$7,812,215

The reserve for obsolescence was $0 and $2,700,000 as of June 30, 2026 and December 31, 2025, respectively. During the six months ended June 30, 2026, the Company determined that inventory funded by the Company and held offsite by the Company’s largest customer had been disposed of by the customer without the Company’s authorization. Upon that determination, the affected inventory, having an aggregate carrying value of $5,211,824, was removed from inventory and a corresponding receivable was recognized in the same amount for the amount recoverable from the customer with respect to that disposition. The receivable was fully reserved given the customer’s financial condition. See Note 7 — Accounts Receivable for further discussion.

9. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Other current assets consist of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Deposits on inventory	$87,288	$502,161
Prepaid insurance	513,007	1,265,873
Deposits	45,338	2,090
Other	262,729	254,013
Total other current assets	$908,362	$2,024,137

10. LOAN HELD-FOR-INVESTMENT

Loan held-for-investment consist of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Wattum Management Inc. – 5%, 10/2026	$2,224,252	$2,224,252
Reichard Containers, LLC – 9.75%, 4/2035	2,214,556	2,290,773
Total loan held-for-investment	4,438,808	4,515,025
Less: allowance for credit losses	-	-
Loan held-for-investment	$4,438,808	$4,515,025

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

Expected credit losses for loan held for investment are based on management’s assessment of credit risk associated with the loan, including consideration of factors such as the financial condition of the entity, historical payment behavior, and any collateral or guarantees provided. The Company determined it was not necessary to record an allowance for credit losses as of June 30, 2026 and December 31, 2025.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. OTHER INVESTMENTS

Other investments consist of the Company’s minority equity investments in privately-held companies, accounted for under the measurement alternative. The following table summarizes the carrying value of these investments as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Mythical Games, Inc.	$999,999	$999,999
Beast Industries	17,999,952	-
OpenAI (indirect investment)	92,600,000	-
Total other investments	$111,599,951	$999,999

Mythical Games, Inc.

In October 2025, the Company invested $999,999 to purchase Series D Preferred Stock of Mythical Games, Inc. (“Mythical”), a Delaware corporation and developer of blockchain-based video game ecosystems, at a purchase price of $2.2193 per share pursuant to Mythical’s Series D Preferred Stock Purchase Agreement. The Company holds a non-controlling minority interest in Mythical and does not have the ability to exercise significant influence over Mythical’s operating and financial policies. The investment is accounted for as an equity security without a readily determinable fair value and is measured using the measurement alternative under ASC 321, pursuant to which the investment is recorded at cost, less any impairment, and adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. As of June 30, 2026 and December 31, 2025, the carrying value of the investment was $999,999. There were no observable price changes or impairment indicators identified during the three months ended June 30, 2026.

Beast Industries

During the six months ended June 30, 2026, the Company acquired a minority equity interest in Beast Industries, a privately-held company, for total cash consideration of $17,999,952. The Company committed up to $25 million, of which approximately $18 million had been funded. On May 9, 2026, the period to call for the additional $7 million expired. The Company holds a non-controlling minority interest in Beast Industries and does not have the ability to exercise significant influence over its operating and financial policies. The investment is accounted for as an equity security without a readily determinable fair value and is measured using the measurement alternative under ASC 321, pursuant to which the investment is recorded at cost, less any impairment, and adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. As of June 30, 2026, the carrying value of the investment was $17,999,952. There were no observable price changes or impairment indicators identified during the three months ended June 30, 2026.

OpenAI

During the six months ended June 30, 2026, the Company acquired an indirect interest in OpenAI through a structured investment vehicle (the “SPV”) sponsored by an unaffiliated third party, for total cash consideration of $92,600,000. The Company’s interest is in the SPV, which in turn holds the underlying OpenAI securities; the Company does not hold OpenAI securities directly. The Company evaluated whether consolidation of the SPV is required under ASC 810 and concluded that the SPV is not consolidated, as the Company holds a passive, non-controlling investor interest, has no power to direct the activities of the SPV that most significantly affect its economic performance, and is not the primary beneficiary.

The Company’s interest in the SPV does not have a readily determinable fair value and is accounted for using the measurement alternative under ASC 321, pursuant to which the investment is recorded at cost, less any impairment, and adjusted for observable price changes in orderly transactions for identical or similar investments. As of June 30, 2026, the carrying value of the investment was $92,600,000. There were no observable price changes or impairment indicators identified during the three and six months ended June 30, 2026.

12. PROPERTY AND EQUIPMENT, NET

Property and equipment were $0 and $5,172 at June 30, 2026 and December 31, 2025. For the three months ended June 30, 2026 and 2025, depreciation expense was $0 and $95, respectively. For the six months ended June 30, 2026 and 2025, depreciation expense was $5,061 and $38,087, respectively.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. INTANGIBLE ASSETS, NET

Intangible assets were $0 and $0 at June 30, 2026 and December 31, 2025. For the three months ended June 30, 2026 and 2025, amortization expense was $0 and $574,643, respectively. For the six months ended June 30, 2026 and 2025, amortization expense was $0 and $1,149,286, respectively. As of December 31, 2025, the Company determined that the remaining carrying value of its intangible assets was not recoverable due to a decision to limit funding of the Forever 8 business and the conclusion that the full carrying amount of the assets was unrecoverable.

14. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Payroll and related benefits	$1,289,610	$2,260,559
Professional fees	558,000	734,930
Accrued interest	167,661	-
Accrued rent	-	120,000
Accrued other taxes	-	100,000
Other	469,131	480,508
Total accrued expenses and other current liabilities	$2,484,402	$3,695,997

15. LINES OF CREDIT

Principal due under the lines of credit was as follows at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Lines of credit, 12%-18%	$8,075,000	$8,150,000

For the three months ended June 30, 2026 and 2025, interest expense under lines of credit was $326,517 and $246,146, respectively. For the six months ended June 30, 2026 and 2025, interest expense under lines of credit was $689,195 and $493,790, respectively.

The lines of credit were previously secured by the Company’s inventory. Following the disposition of the Company’s inventory during the six months ended June 30, 2026, the lines of credit are currently unsecured.

16. LINES OF CREDIT – RELATED PARTIES

Principal due under the lines of credit – related parties was as follows at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Lines of credit, 12%-18%	$400,000	$2,590,000

During the six months ended June 30, 2026, certain counterparties previously classified as related parties ceased to meet the definition of a related party under ASC 850 in connection with changes in the Company’s management and the settlement of a seller note. Accordingly, amounts previously classified as related-party balances were reclassified to third-party balances during the period.

For the three months ended June 30, 2026 and 2025, interest expense under lines of credit – related parties was $14,959 and $134,887, respectively. For the six months ended June 30, 2026 and 2025, interest expense under lines of credit – related parties was $29,753 and $270,812, respectively.

The lines of credit were previously secured by the Company’s inventory. Following the disposition of the Company’s inventory during the six months ended June 30, 2026, the lines of credit are currently unsecured.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17. INCOME TAXES

Eightco Holdings Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income.

Forever 8 Fund, LLC, Cryptyde Shared Services, LLC, Orb Subsidiary One, LLC, and AI Innovation Capital LLC are limited liability companies which are disregarded entities for income tax purposes and are owned 100% by Eightco Holdings Inc. and Ferguson Containers, Inc., respectively. The Company pays corporate federal, state and local taxes on income allocated to it from 8co Holdings Shared Services, LLC.

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

For the three months ended June 30, 2026 and 2025, income tax (benefit) expense was $0 and $0, respectively. For the six months ended June 30, 2026 and 2025, income tax (benefit) expense was $0 and $(28,793), respectively. The Company has sufficient net operating losses to reduce taxable income for future periods. The Company has recorded a full valuation allowance against its deferred tax assets associated with its net operating losses.

There are no unrecognized tax benefits and no accruals for uncertain tax positions.

The Company files U.S. income tax returns and a state income tax return. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2021 and thereafter are subject to examination by the relevant taxing authorities.

As of June 30, 2026, the Company had a net operating loss carryforward for federal income tax purposes of approximately $66,723,534. These carryforwards were generated in 2022 and later, and therefore do not expire, but are subject to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions, and may be utilized to offset up to 80% of taxable income in any future period.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted, which includes significant amendments to the Internal Revenue Code. Key provisions include:

●	Limitations on the deductibility of certain interest and R&D expenses;

●	Modifications to the foreign-derived intangible income (“FDII “) and global intangible low-taxed income (“GILTI”) regimes.

The Company evaluated the impact of the legislation on its consolidated financial statements, including deferred tax assets and liabilities, and incorporated the effects of the enacted changes in these condensed consolidated financial statements for the period ended June 30, 2026, consistent with ASC 740-10-45-15. The Company continues to evaluate the impact of the OBBBA on its effective tax rate in future periods.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 10,000,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2026 and December 31, 2025, the Company had 429,777,400 and 205,629,592 shares of common stock issued and outstanding, respectively. In connection with the Company’s redomestication to Texas effective February 2, 2026, the authorized shares of common stock were increased from 500,000,000 to 10,000,000,000 shares, par value $0.001 per share.

Preferred Stock

As of June 30, 2026 and December 31, 2025, the Company had 0 issued and outstanding shares of Series A Preferred Stock.

Common stock issuances during the six months ended June 30, 2026:

On January 5, 2026, the Company issued 100,000 shares of common stock to a consultant in settlement of past services rendered to the Company with a grant-date fair value of $173,000. For the three and six months ended June 30, 2026, the Company recognized share-based compensation expense of $0 and $173,000, respectively.

On March 11, 2026, the Company issued 263,157 shares of common stock to members of the board related to their agreements with a grant-date fair value of $300,000. For the three and six months ended June 30, 2026, the Company recognized share-based compensation expense of $0 and $300,000, respectively.

On March 12, 2026, the Company granted stock options to directors, officers and employees to purchase an aggregate of 6,500,000 shares of common stock at an exercise price of $1.01 per share, vesting in four equal annual installments beginning on the first anniversary of the grant date and exercisable for a period of 10 years. The options had an aggregate grant-date fair value of $4,139,717. For the three and six months ended June 30, 2026, the Company recognized share-based compensation expense of $206,936 and $275,981, respectively. The remaining $3,863,736 of unrecognized expense will be recognized on a straight-line basis over the vesting period.

On March 25, 2026, the Company released 856,165 shares of common stock to the Company’s former Chairman of the Board related to his restricted stock which was vested upon his departure from the board of directors. For the three and six months ended June 30, 2026, the Company recognized share-based compensation expense of $0 and $833,333, respectively.

On May 22, 2026, the Company issued 163,044 shares of common stock to members of the board related to their agreements with a grant-date fair value of $150,000. For the three and six months ended June 30, 2026, the Company recognized share-based compensation expense of $150,000 and $150,000, respectively.

On May 28, 2026, the Company issued 6,639,912 shares of common stock to pre-funded warrant holders. The Company previously received proceeds of $9,697,761 in September 2025 related to the prefunded warrants.

During the three and six months ended June 30, 2026, the Company sold 54,016,967 and 214,998,030 shares under the Cantor Fitzgerald ATM agreement for gross proceeds of $54,836,637 and $222,412,828 before commissions and offering costs of $1,085,622 and $6,441,289.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18. STOCKHOLDERS’ EQUITY (continued)

On March 12, 2026, the Company’s Board authorized an increase of 15,000,000 additional shares of common stock available for issuance under the 2022 Long-Term Incentive Plan.

Option to Repurchase Shares

During the six months ended June 30, 2026, the Company paid $1,000,000 to acquire the right to repurchase up to 684,932 shares of its common stock from a counterparty. The payment was recorded as a reduction of additional paid-in capital in the Company’s condensed consolidated statement of changes in stockholders’ equity. There was no activity under this arrangement during the three months ended June 30, 2026.

Equity Awards and Share-Based Compensation

The grant-date fair value of equity-classified awards is recognized as compensation expense on a straight-line basis over the requisite service period of each award, with forfeitures recognized as they occur. The fair value of stock options is estimated using the Black-Scholes option-pricing model; the fair value of restricted stock and restricted stock units is based on the closing market price of the Company’s common stock on the grant date. For the six months ended June 30, 2026, the Company used the following weighted-average assumptions in the Black-Scholes model for options granted: expected term of 6.5 years, expected volatility of 107.26%, risk-free rate of 3.93%, and expected dividend yield of 0%.

Summary of Outstanding Warrants as of June 30, 2026

	Number Outstanding	Exercisable	Weighted Average Remaining Term	Classification

Instrument:
Strategic Advisor Warrants	9,917,844	9,917,844	6.2	Equity
Placement Agent Warrants	3,855,822	3,855,822	4.2	Equity
Total outstanding	13,773,666

The strategic advisor and placement agent warrant awards were issued as inducement grants, outside of the Company’s equity incentive plan.

The changes in the warrant activity for the period from January 1, 2026 through June 30, 2026 consisted of the following:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2026	20,420,521	$1.182	6.1	11,492,312
Granted	-	-	-	-
Exercised	6,646,855	0.001	-	-
Forfeited / Expired	-	-	-	-
Outstanding and Exercisable, June 30, 2026	13,773,666	$1.750	5.9	$-
Vested and expected to vest, June 30, 2026	13,773,666	$1.750	5.9	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $0.70 and $1.73 per share on June 30, 2026 and December 31, 2025, respectively.

A summary of the status of nonvested warrants subject to service-based vesting conditions as of and for the three months ended June 30, 2026 is presented below:

	Warrant Activity
	Number of Units	Weighted- Average Grant- Date Fair Value

Nonvested, January 1, 2026	9,917,844	$1.752
Granted	-	-
Vested	(9,917,844)	(1.752)
Forfeited	-	-
Nonvested, June 30, 2026	-	$-

Summary of Outstanding Options

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18. STOCKHOLDERS’ EQUITY (continued)

The changes in the stock option activity for the period from January 1, 2026 through June 30, 2026 consisted of the following:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2026	-	$-	-	-
Granted	6,500,000	1.01	10.0	-
Exercised	-	-	-	-
Forfeited / Expired	-	-	-	-
Outstanding, June 30, 2026	6,500,000	$1.01	9.8	$-
Exercisable, June 30, 2026	-	$-	-	$-
Vested and expected to vest, June 30, 2026	6,500,000	$1.01	9.8	$-

A summary of the status of nonvested stock options as of and for the six months ended June 30, 2026 is presented below:

	Stock Option Activity
	Number of Units	Weighted- Average Grant- Date Fair Value

Nonvested, January 1, 2026	-	$-
Granted	6,500,000	1.01
Vested	-	-
Forfeited	-	-
Nonvested, June 30, 2026	6,500,000	$1.01

Summary of Outstanding Restricted Stock and Restricted Stock Units

The Company did not have any outstanding restricted stock and restricted stock units as of June 30, 2026.

A summary of the status of nonvested restricted stock units as of and for the three and six months ended June 30, 2026 is presented below:

	Restricted Stock Unit Activity
	Number of Units	Weighted- Average Grant- Date Fair Value

Nonvested, January 1, 2026	400,000	$1.46
Granted	-	-
Vested	(400,000)	1.46
Forfeited	-	-
Nonvested, June 30, 2026	-	$-

The Company issued the 400,000 restricted stock units upon vesting.

Share-based compensation expense recognized for the three months ended June 30, 2026 was $356,936. Share-based compensation expense recognized for the six months ended June 30, 2026 was $5,498,007. The following is a disaggregated breakdown of stock compensation expense for the three months ended June 30, 2026:

	Fair Value	Prior Expensed	For the Six Months Ended June 30, 2026	Unrecognized Expense

Instrument:
Strategic Advisor Warrants	$11,533,125	$7,688,800	$3,844,325	$-
Restricted Stock	1,250,000	416,667	833,333	-
Stock Options – Former Chairman of Board*	-	273,299	(273,299)	-
Restricted Stock Units	584,000	389,333	194,667	-
Stock Issuance	623,000	-	623,000	-
Stock Options	4,139,717	-	275,981	3,863,736
Total	$18,129,842	$8,768,099	$5,498,007	$3,863,736

*	The stock options to the former chairman of the Board were forfeited upon departure.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented:

For the three months ended June 30, 2026, the Company reported net income; however, basic and diluted earnings per share are the same because the exercise prices of all outstanding options and warrants exceeded the average market price of the Company’s common stock during the period, and accordingly the effect of their inclusion would have been anti-dilutive under the treasury stock method. For the three months ended June 30, 2025 and the six months ended June 30, 2026 and 2025, the Company reported a net loss and all potentially dilutive common share equivalents were excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating the basic and diluted net income (loss) per share for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Weighted average shares outstanding – basic	398,909,876	3,044,744	320,180,003	2,691,487
Warrants for noteholders and placement agents	-	-	-	-
Warrants for equity investors	-	-	-	-
Other shares to be issued	-	-	-	-
Weighted average shares outstanding – diluted	398,909,876	3,044,744	320,180,003	2,691,487

The following potentially dilutive common share equivalents were excluded from the calculation of diluted earnings (loss) per share:

	June 30, 2026	June 30, 2025

Options	6,500,000	-
Warrants	13,773,666	145,600
Convertible notes payable issued in acquisition of Forever 8 Fund, LLC	-	42,222
Total common stock equivalents	20,273,666	187,822

20. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases certain office space from an entity affiliated through common ownership under an operating lease agreement on a month-to-month basis. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases.

For the three months ended June 30, 2026 and 2025, rent expense was $5,867 and $17,521, respectively. For the six months ended June 30, 2026 and 2025, rent expense was $13,564 and $84,220, respectively. Rental payments are expensed in the statements of comprehensive loss.

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

The agreement has a five-year initial term with automatic five-year renewal. No equity awards were issued under this agreement. Consulting expense for the three months ended June 30, 2026 was $1,376,541. Consulting expense for the six months ended June 30, 2026 was $2,960,037.

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

Employment Agreements

On September 8, 2025, the Company entered into new employment agreements with its Chief Executive Officer, Kevin O’Donnell, and its Chief Financial Officer, Brett Vroman (together, the “Executives”). The agreements provided for one-year terms with an option for the Company to renew each agreement for an additional one-year term.

Chief Executive Officer – Kevin O’Donnell

Under the September 8, 2025 agreement (the “Prior Agreement”), Mr. O’Donnell was entitled to an annualized base salary of $500,000. He was eligible for a one-time cash bonus equal to 175% of base salary ($875,000), payable within thirty days following the twelve-month anniversary of his start date, subject to the achievement of specified milestones, including (i) completion of a PIPE financing, (ii) timely filing of required SEC reports, and (iii) receipt of an unqualified audit opinion for the fiscal year.

Subject to Board approval, Mr. O’Donnell also received 400,000 restricted stock units (“RSUs”) under the Prior Agreement, which vested in full after six months of continuous service. The RSUs were granted with a grant date fair value of $584,000 and were recognized as stock-based compensation expense on a straight-line basis over the six-month vesting period. During the three months ended June 30, 2026, the Company recognized $0 of stock-based compensation expense related to these RSUs. During the six months ended June 30, 2026, the Company recognized $194,667 of stock-based compensation expense related to these RSUs. Mr. O’Donnell is eligible to participate in the Company’s employee benefit plans and will be reimbursed for reasonable business expenses.

On June 5, 2026, the Company entered into an Amended and Restated Compensation Agreement (the “A&R Agreement”) with Mr. O’Donnell, which amends and restates in its entirety the Prior Agreement. The A&R Agreement provides for a term of up to three years commencing June 5, 2026, during which Mr. O’Donnell will continue to serve as Chief Executive Officer.

Under the A&R Agreement, Mr. O’Donnell will receive an annual base salary of $550,000. In connection with execution of the A&R Agreement, the Compensation Committee approved a one-time cash bonus of $875,000 to Mr. O’Donnell, representing the full bonus amount that would have been payable under the Prior Agreement. No additional annual bonus opportunity exists under the new three-year term of the A&R Agreement. The A&R Agreement provides for the following termination and severance benefits: (i) upon termination without Cause, Mr. O’Donnell will be entitled to severance pay equal to the lesser of 18 months of base salary or base salary for the remainder of the term, plus accelerated vesting of all outstanding equity awards; (ii) upon termination for Cause or voluntary resignation,

Mr. O’Donnell will be entitled to accrued but unpaid base salary and reimbursable expenses only, and all unvested equity awards will be forfeited upon a termination for Cause; and (iii) upon death or disability, Mr. O’Donnell (or his estate) will be entitled to accrued but unpaid base salary and reimbursable expenses, plus an additional six months of base salary and benefits, including, in the case of death, continuation of dependent benefits for six months.

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

On April 27, 2026, the Company entered into a Board of Directors Agreement with Thomas Lee, pursuant to which Mr. Lee will receive annual cash compensation of $850,000, payable quarterly, for his services as a director, with standard indemnification provisions. The agreement is substantially in the form of the Company’s form of Board of Directors Agreement previously filed with the SEC.

The Director Agreements also require each Director to comply with confidentiality obligations, fiduciary duties, conflict-of-interest restrictions, and certain termination-related provisions, including automatic resignation from officer positions upon separation.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

21. SEGMENT REPORTING

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

22. SUBSEQUENT EVENTS

Repayment of Lines of Credit

On July 7, 2026, the Company repaid $100,000 of outstanding principal under its lines of credit.

On July 24, 2026, the Company repaid $1,000,000 of outstanding principal under its lines of credit.

Nasdaq Minimum Bid Price Notification

On August 5, 2026, the Company received a written notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the preceding 30 consecutive business days (from June 23, 2026 to August 4, 2026), the closing bid price of the Company’s common stock was below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The notification letter has no immediate effect on the listing or trading of the Company’s common stock, which continues to trade on The Nasdaq Capital Market under the symbol “ORBS.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided 180 calendar days, or until February 1, 2027, to regain compliance. Compliance may be achieved if the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of ten consecutive business days during the compliance period. If the Company does not regain compliance by February 1, 2027, it may be eligible for an additional 180-calendar-day compliance period, provided it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market (other than the bid price requirement) and provides written notice of its intention to cure the deficiency, by effecting a reverse stock split if necessary. If the Company is not eligible or it appears to Nasdaq that the Company will not be able to cure the deficiency, Nasdaq will provide notice that the Company’s common stock is subject to delisting, at which time the Company may appeal the determination to a Nasdaq Hearings Panel. The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with Nasdaq’s listing requirements.

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

Capital Raising Activities

During the quarter ended June 30, 2026, we completed substantial financing transactions to support the DAT Strategy:

●	We generated additional proceeds through our at-the-market (“ATM”) equity offering program.

A significant portion of the ATM proceeds were deployed to acquire digital assets and invest in strategic investments. These capital raises materially strengthened our liquidity and expanded our consolidated balance sheet.

Digital Asset Acquisitions

Our holdings consist primarily of:

●	Worldcoin (WLD)
●	Ethereum (ETH)
●	U.S. dollar-denominated stablecoins
●	Other digital assets used for liquidity management, trade settlement, or operational purposes

Digital assets are custodied with institutional-grade providers, including Kraken, Coinbase, and FalconX.

Custody, Concentrations and Transfer Restrictions

As of June 30, 2026, substantially all digital assets were held with a small number of U.S.-based institutional custodians under cold-storage arrangements. From time to time, a significant portion of our digital assets may be concentrated with a single custodian. Certain assets (including staking-ineligible or restricted tokens, if any) may be subject to withdrawal, settlement, or transfer restrictions pursuant to platform or network constraints. We continually evaluate custodian concentration and portability risk as part of our liquidity planning.

Accounting for Digital Assets

Effective January 1, 2025, we adopted ASU 2023-08, which requires eligible digital assets to be measured at fair value, with changes recognized in net income each reporting period.

Key effects include:

●	Digital assets are presented at fair value on our consolidated balance sheets
●	Unrealized gains and losses from price fluctuations flow through earnings
●	Earnings may be more volatile due to digital asset market movements
●	Historical impairment-only accounting no longer applies

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

Critical Accounting Policies and Significant Judgments and Estimates

There were no material changes to our critical accounting policies during the three months ended June 30, 2026, other than the adoption of ASU 2023-08, which requires eligible crypto assets to be measured at fair value with changes recognized in net income. Our significant accounting policies are described in Note 2 to the condensed consolidated financial statements included in this Quarterly Report and in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Results of Operations

Three Months Ended June 30, 2026 versus Three Months Ended June 30, 2025

The following table sets forth information comparing the components of net (loss) income from continuing operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Period over Period Change
	2026	2025	$	%

Revenues, net	$2,068,430	$7,578,646	$(5,510,216)	-72.7%
Cost of revenues	1,968,184	6,333,350	(4,365,166)	-68.9%
Gross profit	100,246	1,245,296	(1,145,050)	-92.0%

Operating expenses:
Selling, general and administrative	6,698,406	2,451,832	4,246,574	173.2%
Impairments	5,211,824	-	5,211,824	100.0%
Operating loss	(11,809,984)	(1,206,536)	(10,603,448)	-878.8%

Other (expense) income:
Interest income (expense)	(352,582)	(1,276,726)	924,144	72.4%
Gain on divestiture	-	1,231,774	(1,231,774)	-100.0%
Gain on extinguishment of liabilities	-	-	-	0.0%
Change in fair value of digital assets	29,324,737	-	29,324,737	100.0%
Change in fair value of short-term investments	17,647	-	17,647	100.0%
Other income	521,307	81,969	439,338	536.0%
Total other income (expense), net	29,511,109	37,017	29,474,092	79,623.1%
Income (loss) before income taxes	17,701,125	(1,169,519)	18,870,644	1,613.5%
Income tax expense (benefit)	-	-	-	0.00%
Net income (loss) from continuing operations	17,701,125	(1,169,519)	18,870,644	1,613.5%
Net income (loss) from discontinued operations	-	-	-	0.0%
Net income (loss)	$17,701,125	(1,169,519)	18,870,644	1,613.5%

Revenue

For the three months ended June 30, 2026, revenues were $2,068,430, representing a decrease of $5,510,216, or 72.7%, compared to revenues of $7,578,646 for the three months ended June 30, 2025. The decrease was primarily attributable to a significant reduction in orders from the Company’s largest customer, which experienced a deterioration in its financial condition during the second quarter of 2026 as further described in Note 7, and to the Company’s continued strategic transition away from the Forever 8 online retail and liquidation-model business.

Cost of Revenues

Cost of revenues was $1,968,184 for the three months ended June 30, 2026, compared to $6,333,350 for the three months ended June 30, 2025, a decrease of $4,365,166, or 68.9%. The decrease correlates to the reduction in revenue volumes described above.

Gross Profit

Gross profit decreased to $100,246 for the three months ended June 30, 2026, compared to gross profit of $1,245,296 for the three months ended June 30, 2025, a decline of $1,145,050, or 92.0%. Gross margin declined to 4.8% from 16.4% in the prior-year period. The decrease was driven primarily by the reduction in revenues and unfavorable product mix during the transition away from the online retail and liquidation-model operations.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses were $6,698,406 for the three months ended June 30, 2026, compared to $2,451,832 for the three months ended June 30, 2025, an increase of $4,246,574, or 173.2%.

The increase was attributable to:

●	Bad debt expense of $1,836,366 recognized during the three and six months ended June 30, 2026 in respect of receivables from the Company’s largest customer, whose financial condition deteriorated during the period.
●	Higher professional fees and advisory costs incurred in connection with the Company’s capital raising and the ongoing implementation of its Digital Asset Treasury strategy;
●	Increased compensation and corporate overhead required to support expanded operations, including share-based compensation; and
●	Higher technology, compliance, and custodial-related costs associated with digital asset oversight.

The Company also recognized impairment charges of $5,211,824 during the three and six months ended June 30, 2026 relating to a receivable arising from the disposition of inventory by the Company’s largest customer without the Company’s authorization (see Note 7 — Accounts Receivable). There were no comparable impairment charges in the prior-year period.

Interest Expense

Net interest expense totaled $(352,582) for the three months ended June 30, 2026, compared to $(1,276,726) for the three months ended June 30, 2025, a decrease of $924,144, or 72.4%, reflecting lower average borrowings on the Company’s financing facilities.

Gain on divestiture

The Company recognized no gain on divestiture for the three months ended June 30, 2026, compared to a gain of $1,231,774 for the three months ended June 30, 2025 related to the sale of the Ferguson Containers corrugated packaging business completed on April 7, 2025.

Change in Fair Value of Digital Assets

The Company recognized a gain of $29,324,737 related to fair value changes of its digital asset holdings during the three months ended June 30, 2026, reflecting recovery in the market prices of Worldcoin (WLD) and Ethereum (ETH) during the quarter. The Company did not hold digital assets during the comparable 2025 period.

Change in Fair Value of Short-Term Investments

The Company recognized a gain of $17,647 related to fair value changes in its short-term investments during the six months ended June 30, 2026. There were no comparable amounts in the prior-year period.

Other Income

Other income increased to $521,307 for the three months ended June 30, 2026, from $81,969 in the prior-year period, an increase of $439,338, primarily due to interest earned on the Reichard Corrugated Note and other miscellaneous items.

Income tax expense

Income tax expense was $0 for the three months ended June 30, 2026, compared to $0 for the three months ended June 30, 2025. The Company continues to maintain a full valuation allowance on its net deferred tax assets.

Net income (loss)

Net income was $17,701,125 for the three months ended June 30, 2026, compared to a net loss of $(1,169,519) for the three months ended June 30, 2025.

Six Months Ended June 30, 2026 versus Six Months Ended June 30, 2025

The following table sets forth information comparing the components of net (loss) income from continuing operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Period over Period Change
	2026	2025	$	%

Revenues, net	$9,630,395	$17,492,633	$(7,862,238)	-44.9%
Cost of revenues	9,314,888	15,434,078	(6,119,190)	-39.6%
Gross profit	315,507	2,058,555	(1,743,048)	-84.7%

Operating expenses:
Selling, general and administrative	17,426,952	4,681,257	12,745,695	272.3%
Impairments	5,211,824	-	5,211,824	100.0%
Total operating expenses	22,638,776	4,681,257	17,957,519	383.6%
Operating loss	(22,323,269)	(2,622,702)	(19,700,567)	-751.2%

Other (expense) income:
Interest income (expense)	(629,300)	(2,565,530)	1,936,230	75.5%
Gain on divestiture	-	1,231,774	(1,231,774)	-100.0%
Gain on extinguishment of liabilities	870,000	-	870,000	100.0%
Change in fair value of digital assets	(37,177,137)	-	(37,177,137)	-100.0%
Change in fair value of short-term investments	23,666	-	23,666	100.0%
Other income	801,261	103,867	697,394	671.4%
Total other income (expense), net	(36,111,510)	(1,229,889)	(34,881,621)	-2,836.2%
Income (loss) before income taxes	(58,434,779)	(3,852,591)	(54,582,188)	-1,416.8%
Income tax expense (benefit)	-	(28,793)	28,793	100.0%
Net income (loss) from continuing operations	(58,434,779)	(3,823,798)	(54,610,981)	-1,428.2%
Net income (loss) from discontinued operations	-	105,553	(105,553)	-100.0%
Net income (loss)	$(58,434,779)	$(3,718,245)	$(54,716,534)	-1,471.6%

Revenue

For the six months ended June 30, 2026, revenues were $9,630,395, representing a decrease of $7,862,238, or 44.9%, compared to revenues of $17,492,633 for the six months ended June 30, 2025. The decrease was primarily attributable to a significant reduction in orders from the Company’s largest customer, which experienced a deterioration in its financial condition during the second quarter of 2026 as further described in Note 7, and to the Company’s continued strategic transition away from the Forever 8 online retail and liquidation-model business.

For the three and six months ended June 30, 2026, the Company’s Forever 8 subsidiary derived approximately 99% of its revenue from a single customer, as disclosed in Note 3. As described in Note 7, this customer experienced a significant deterioration in its financial condition during the second quarter of 2026, and the Company can provide no assurance that ordering activity from this customer will continue at prior levels, or at all. The Company intends to sell its remaining inventory to new customers as opportunities arise and is exploring opportunities with respect to the Forever 8 business. There can be no assurance as to the outcome or timing of any such efforts, and revenues from the Forever 8 business in future periods may be materially reduced or eliminated.

Cost of Revenues

Cost of revenues was $9,314,888 for the six months ended June 30, 2026, compared to $15,434,078 for the six months ended June 30, 2025, a decrease of $6,119,190, or 39.6%, correlating to the reduction in revenue volumes.

Gross Profit

Gross profit decreased to $315,507 for the six months ended June 30, 2026, compared to gross profit of $2,058,555 for the six months ended June 30, 2025, a decline of $1,743,048, or 84.7%. Gross margin declined to 3.3% from 11.8% in the prior-year period. The decrease was driven primarily by the reduction in revenues and unfavorable product mix during the transition away from the online retail and liquidation-model operations.

Operating Expenses

SG&A expenses were $17,426,952 for the six months ended June 30, 2026, compared to $4,681,257 for the six months ended June 30, 2025, an increase of $12,745,695, or 272.3%, driven by the factors described in the three-month discussion above.

The increase was attributable to:

●	Bad debt expense of $1,836,366 recognized during the three and six months ended June 30, 2026 in respect of receivables from the Company’s largest customer, whose financial condition deteriorated during the period.
●	Impairment charges of $5,211,824 were recognized in the second quarter of 2026 and are further described above. There were no impairment charges in the comparable 2025 period.
●	Higher professional fees and advisory costs incurred in connection with the Company’s capital raising and the ongoing implementation of its Digital Asset Treasury strategy;
●	Increased compensation and corporate overhead required to support expanded operations, including share-based compensation; and
●	Higher technology, compliance, and custodial-related costs associated with digital asset oversight.

Interest Expense

Net interest expense totaled $(629,300) for the six months ended June 30, 2026, compared to $(2,565,530) for the six months ended June 30, 2025, a decrease of $1,936,230, or 75.5%, reflecting lower average borrowings under the Forever 8 Facilities.

Gain on Extinguishment of Liabilities

The Company recognized a gain on extinguishment of liabilities of $870,000 during the six months ended June 30, 2026, related to the fulfillment of settlement agreements for past rents and severances during the first quarter of 2026. There was no comparable activity in the six months ended June 30, 2025.

Change in Fair Value of Digital Assets

The Company recognized a net loss of $(37,177,137) related to fair value changes of its digital asset holdings during the six months ended June 30, 2026, reflecting a $(66,501,874) loss during the first quarter of 2026 partially offset by a $29,324,737 recovery during the second quarter of 2026. The Company did not hold digital assets during the six months ended June 30, 2025.

Change in Fair Value of Short-Term Investments

The Company recognized a gain of $23,666 related to fair value changes in its short-term investments during the six months ended June 30, 2026. There were no comparable amounts in the prior-year period.

Other Income

Other income increased to $801,261 for the six months ended June 30, 2026, from $103,867 in the prior-year period, an increase of $697,394.

Income (Loss) Before Income Taxes

Net loss before income taxes was $(58,434,779) for the six months ended June 30, 2026, compared to $(3,852,591) for the six months ended June 30, 2025. The increased loss is primarily attributable to the net $(37,177,137) unrealized loss on digital assets recognized during the six-month period, higher SG&A expenses supporting the Digital Asset Treasury strategy, and the $5,211,824 impairment charge, partially offset by the $870,000 gain on extinguishment of liabilities and lower net interest expense.

Income tax expense

Income tax expense was $0 for the six months ended June 30, 2026, compared to an income tax benefit of $(28,793) for the six months ended June 30, 2025. The Company continues to maintain a full valuation allowance on its net deferred tax assets.

Net income (loss)

Net loss from continuing operations was $(58,434,779) for the six months ended June 30, 2026, compared to $(3,823,798) for the six months ended June 30, 2025. Net income from discontinued operations was $0 for the six months ended June 30, 2026, compared to $105,553 for the six months ended June 30, 2025. Total net loss was $(58,434,779) for the six months ended June 30, 2026, compared to $(3,718,245) for the six months ended June 30, 2025.

Liquidity and Capital Resources

Overview

Eightco Holdings Inc. funds its operations through a combination of equity and debt financing, including proceeds from its At-The-Market (“ATM”) offering program, private placement transactions, and borrowings under its line of credit facility. These proceeds were deployed primarily into the Company’s Digital Asset Treasury and strategic investments.

As of June 30, 2026, the Company had cash and cash equivalents of $11,003,483, compared to $58,501,108 as of December 31, 2025. In addition to cash, the Company held short-term investments of $50,927,699 and digital assets at fair value of $228,011,086 as of June 30, 2026. Total assets were $407,492,768 at June 30, 2026, compared to $250,193,124 at December 31, 2025, and total liabilities were $13,418,142 at June 30, 2026, compared to $17,975,088 at December 31, 2025, resulting in total stockholders’ equity of $394,074,626 at June 30, 2026, compared to $232,218,036 at December 31, 2025.

Outstanding debt as of June 30, 2026 consisted of $8,075,000 under the Company’s lines of credit and $400,000 under lines of credit with related parties, for total outstanding lines of credit of $8,475,000. Outstanding debt as of December 31, 2025 consisted of $8,150,000 under the Company’s lines of credit and $2,590,000 under lines of credit with related parties, for total outstanding lines of credit of $10,740,000. The lines of credit bear interest at rates ranging from 12% to 18% and are currently unsecured.

The sale of the Ferguson Containers corrugated packaging business was completed on April 7, 2025. The Company received $557,835 in cash proceeds at closing plus a $2.5 million seller note receivable, and the buyer assumed certain liabilities. The divestiture generated a gain of $1,231,774 and eliminated the operating overhead associated with that business segment.

Liquidity Profile

As of June 30, 2026, our liquidity resources consisted of $11.0 million of cash and cash equivalents, $50.9 million of short-term investments (consisting of U.S. government securities and money market funds), and approximately $86.9 million of U.S. dollar-denominated stablecoins, for total near-cash liquidity of approximately $148.8 million. We also held approximately $141.1 million of other digital assets (primarily Worldcoin (WLD) and Ethereum (ETH)), which are subject to market price volatility. We actively manage working capital by converting stablecoins and, when appropriate, other digital assets to U.S. dollars to meet operating needs.

During the six months ended June 30, 2026, we used $9.7 million of cash in operating activities, or approximately $1.6 million per month. Substantially all of our reported $(57.9) million net loss for the six-month period consisted of non-cash items, including a net $(37.2) million unrealized loss on digital assets, $5.5 million of non-cash share-based compensation, and the $5.2 million impairment charge. Based on our current operating cash use, we believe our near-cash liquidity is sufficient to fund our operating cash needs substantially in excess of the next 12 months, before consideration of additional capital that may be raised under our ATM equity offering program or monetization of our other digital asset and strategic investment holdings.

Sources of Liquidity

ATM Program

During the six months ended June 30, 2026, the Company raised net proceeds of $218.1 million under its ATM program. Proceeds were used to acquire digital assets, fund strategic private company investments, and support working capital needs.

Forever 8 Credit Facilities (Series A, B, C, and D)

Forever 8 continues to rely on its secured inventory financing facilities (the “Forever 8 Facilities”), which remain active. As of June 30, 2026, we had approximately $9.1 million outstanding and unused availability of approximately $2.0 million under the Forever 8 Facilities, subject to borrowing base and other conditions.

In the aggregate, these facilities provide:

●	Interest rates ranging from 15% to 18% per annum
●	Unused commitment fees of approximately 5% per annum
●	A revolving draw structure through “Initial Loan Advances” and “Subsequent Draws” from lender-controlled escrows
●	Collateral in the form of Forever 8 inventory, equipment, and related proceeds

As of June 30, 2026, Forever 8 had approximately $9.1 million outstanding under these facilities to support ongoing inventory purchases.

Digital Assets as Liquidity

Certain digital assets, particularly U.S. dollar-denominated stablecoins, function as near-cash liquidity sources and may be converted to U.S. dollars as needed.

Uses of Liquidity

Digital Asset Purchases

We deploy a substantial portion of ATM proceeds to acquire digital assets. As of June 30, 2026, we held digital assets at fair value of approximately $228.0 million, consisting primarily of Worldcoin (WLD), Ethereum (ETH), and U.S. dollar-denominated stablecoins. These assets are measured at fair value under ASU 2023-08, with changes recognized in net income, and are custodied with institutional-grade providers, including Kraken, Coinbase, and FalconX.

Strategic Private Company Investments

We also deploy liquidity into strategic equity investments in frontier technology companies as part of our long-term capital allocation strategy. In March 2026, we invested $92.6 million in indirect beneficial interests in OpenAI preferred stock. We also invested approximately $18 million in Beast Industries, the business platform of content creator MrBeast. An additional $7 million capital commitment was callable through May 9, 2026, at which point the call period expired without being exercised. Additionally, in October 2025, we invested approximately $1 million in Series D Preferred Stock of Mythical, Inc., a developer of blockchain-based video game ecosystems. As of June 30, 2026, total strategic private company investments were $111.6 million.

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

Digital Asset Volatility

During the six months ended June 30, 2026, we recognized a net loss of approximately $(37.2) million related to changes in the fair value of digital assets, consisting of a $(66.5) million loss during the first quarter of 2026 partially offset by a $29.3 million gain during the second quarter of 2026. Such fair value changes materially affect reported results and may impact future liquidity planning given digital asset price volatility. A sustained decline in the price of WLD or ETH would reduce the realizable value of our digital asset holdings and would limit the total liquidity available from our digital asset portfolio. We continue to monitor digital asset market conditions and may adjust our treasury strategy as appropriate.

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

Cash Flows

Since inception, Eightco and its subsidiaries have primarily used its available cash to fund its operations. The following table sets forth a summary of cash flows for the periods presented:

	For the Six Months Ended June 30,
	2026	2025
Cash (used in) provided by:
Operating Activities	$(9,697,765)	$340,614
Investing Activities	(250,506,400)	397,759
Financing Activities	212,706,540	(281,308)
Net increase (decrease) in cash and restricted cash	$(47,497,625)	$457,065

Cash Flows for the Six Months Ended June 30, 2026 and 2025

Operating Activities

Net cash used in operating activities was $(9,697,765) during the six months ended June 30, 2026, which consisted primarily of the net loss of $(58,434,779), offset by non-cash items including the change in fair value of digital assets of $37,177,137, share-based compensation of $5,498,007, the impairment charge of $5,211,824, reserve for bad debts of $1,836,366, depreciation and amortization of $5,061, and a gain on disposal of $(231,501). Changes in operating assets and liabilities used cash of $(759,880), primarily reflecting a decrease in accrued expenses and other current liabilities of $(1,211,595), an increase in accounts receivable of $(1,503,807), and a decrease in accounts payable of $(1,080,351), partially offset by decreases in inventory of $1,920,098 and prepaid expenses and other current assets of $1,115,775.

Net cash provided by operating activities was $340,614 during the six months ended June 30, 2025, which consisted primarily of the net loss of $(3,718,245), offset by non-cash items including depreciation and amortization of $1,187,373, amortization of debt issuance costs of $500,000, and share-based compensation of $143,201, partially offset by the gain on sale of assets of $(1,231,774). Changes in operating assets and liabilities provided cash of $3,426,059, primarily reflecting decreases in inventory of $2,094,868 and accounts receivable of $504,904 and an increase in accrued expenses and other current liabilities of $574,478.

Investing Activities

Net cash used in investing activities was $(250,506,400) during the six months ended June 30, 2026, compared to net cash provided by investing activities of $397,759 for the six months ended June 30, 2025. The change is largely attributable to purchases of short-term investments of $(363,627,127), purchases of other investments of $(111,599,951), and purchases of digital assets of $(89,286,578) in connection with the implementation and continued execution of the Company’s Digital Asset Treasury strategy, partially offset by proceeds from the sale of short-term investments of $312,930,999 and repayments of principal under loans held-for-investment of $76,258.

Financing Activities

Net cash provided by financing activities was $212,706,540 during the six months ended June 30, 2026, compared to net cash used in financing activities of $(281,308) for the six months ended June 30, 2025. The change was largely attributable to net proceeds from the issuance of common stock of $215,971,540 generated through the Company’s ATM program, partially offset by net repayments under lines of credit of $(2,265,000) and prepayment for share repurchase option of $(1,000,000).

During the six months ended June 30, 2026, the Company had an unfunded capital commitment of approximately $7 million to Beast Industries, which was committed for a period of 60 days following the Company’s initial investment. While not a variable interest or structured entity, this commitment represented a contractual obligation that, if called, would have had an impact on liquidity. The applicable period of the commitment expired on May 9, 2026 without being exercised.

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

Contractual Obligations and Commitments

The Company has no debt covenants that require certain financial information to be met. The following summarizes our material cash requirements as of June 30, 2026:

Unfunded Capital Commitment. As of June 30, 2026, we had an unfunded capital commitment of approximately $7 million to Beast Industries, which was able to be called within 60 days of our initial investment and expired on May 9, 2026.

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

Management has concluded that the material weakness described above currently exists as of June 30, 2026. We continue to remediate the material weakness identified as of December 31, 2025, which persisted at June 30, 2026. During Q4 2025 and into 2026 we are: (i) augmenting accounting resources (including SEC reporting and technical accounting) to improve the timeliness and quality of period-end close; (ii) formalizing and documenting key controls over the financial close, including reconciliations, review controls, and segregation of duties; (iii) implementing enhanced IT-dependent manual controls to support completeness and accuracy of reports used in controls; and (iv) plan to engage external advisors during the third or fourth quarter of 2026 to assist with the design, implementation, and testing of internal controls.

Changes in Internal Control over Financial Reporting

Other than (i) the remediation actions described above, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2026.

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

As discussed in Note 7 — Accounts Receivable to the condensed consolidated financial statements included in this Quarterly Report, during the six months ended June 30, 2026, the Company’s largest customer experienced a significant deterioration in its financial condition, and the Company recognized a receivable and corresponding allowance in connection with the disposition of Company-funded inventory by the customer without authorization. The Company is engaged in ongoing discussions with the customer regarding the resolution of outstanding amounts and is evaluating alternatives to recover its economic exposure. As of the date of this Quarterly Report, no legal proceedings have been commenced by or against the Company with respect to this matter, and the Company can provide no assurance as to the ultimate outcome or timing of any recovery.

ITEM 1A. RISK FACTORS

Other than as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 or in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

On August 5, 2026, we received a notification letter regarding non-compliance with Nasdaq’s minimum bid price requirement for continued listing. If we do not regain compliance, our common stock may be delisted, which would adversely affect liquidity, market price, and our ability to raise capital.

Our common stock is listed on The Nasdaq Capital Market under the symbol “ORBS.” An active trading market may not be sustained, and the failure of such a market to continue would likely have a material adverse effect on the value of our common stock. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors beyond our control, including general business and economic conditions, the release of financial reports, and analyst coverage. A decline in market price could adversely affect our ability to issue additional securities and obtain additional financing.

On August 5, 2026, we received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the 30 consecutive business days from June 23, 2026 to August 4, 2026, the closing bid price of our common stock was below the minimum $1.00 per share required for continued listing pursuant to Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until February 1, 2027, to regain compliance. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during the compliance period.

If we do not regain compliance by February 1, 2027, we may be eligible for an additional 180-calendar-day compliance period, provided we meet all other initial listing standards for The Nasdaq Capital Market (other than the bid price requirement) and provide written notice of our intention to cure the deficiency. If we are not eligible or Nasdaq determines that we will not be able to cure the deficiency, Nasdaq will provide notice that our common stock is subject to delisting, at which time we may appeal to a Nasdaq Hearings Panel. There can be no assurance that we will regain compliance within the compliance period or any extension thereof, or that we will otherwise maintain compliance with other applicable Nasdaq listing requirements. If our common stock were delisted from Nasdaq, we could face significant adverse consequences, including: limited availability of market quotations; reduced liquidity; a determination that our common stock is a “penny stock,” which would require brokers to adhere to more stringent rules and could reduce trading activity; limited analyst coverage; and a decreased ability to issue additional securities or obtain financing. In such event, we would expect our common stock to be quoted on the OTC Markets or a similar system, on which liquidity would likely be significantly diminished.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended June 30, 2026.

Share Repurchase Program

On December 28, 2025, the Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to $125 million of its outstanding common stock (the “Share Repurchase Program”). Repurchases under the Share Repurchase Program may be made from time to time through open-market purchases, privately negotiated transactions, or other transactions in accordance with applicable securities laws. The Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be suspended, modified, or terminated at any time. No repurchases were made under the Share Repurchase Program during the three months ended June 30, 2026.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(b) Exhibits

The following documents are filed as exhibits hereto:

Exhibit No.	Description

2.1	Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 5, 2026).

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 5, 2026).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 5, 2026).

10.101	Form of Amendment to Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 5, 2026).

10.102†	Amended and Restated Consulting Agreement, dated May 1, 2026, between the Company and Worldcoin Tower LLC (incorporated by reference to Exhibit 10.94 to the Company’s Current Report on Form 8-K filed May 1, 2026).

10.103†	Master Services Agreement, dated May 20, 2026, between the Company and ARK Capital Markets LLC.

10.104	Amended and Restated Compensation Agreement, dated June 5, 2026, by and between Eightco Holdings Inc. and Kevin O’Donnell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 11, 2026).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Certain confidential portions of this exhibit were omitted by means of marking such portions with brackets and asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed, or constituted personally identifiable information that is not material.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2026

EIGHTCO HOLDINGS INC.

By:	/s/ Kevin O’Donnell
Name:	Kevin O’Donnell
Title:	Chief Executive Officer

EIGHTCO HOLDINGS INC.

By:	/s/ Brett Vroman
Name:	Brett Vroman
Title:	Chief Financial Officer

