Form 10-Q
period 2026-09-30
Eightco Holdings Inc.
filed 2026-11-13
CIK 1892492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

☐ Yes ☒ No

As of November 13, 2026, there were 382,890,063 shares of the registrant’s common stock outstanding.

EIGHTCO HOLDINGS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2026 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events and include, without limitation, statements about: our ability to raise capital, and access the capital markets, including through our At-The-Market equity offering program; our Digital Asset Treasury Strategy, including our ability to acquire, hold, and liquidate digital assets, expectations regarding the fair value and volatility of our digital asset holdings (including Worldcoin (WLD), Ethereum (ETH), and U.S. dollar-denominated stablecoins), and the impact of fair value changes on our reported earnings; our strategic investments in privately held companies (including OpenAI, Beast Industries, and Mythical Games), including expectations about their future value, liquidity, and impairment risk; our liquidity position and ability to fund operations and meet our obligations for at least the next twelve months; management’s assessment of going concern and our ability to continue as a going concern; our expectations regarding Forever 8’s operations, including customer relationships, revenue concentration, credit loss estimates, and the outcome of ongoing discussions with our largest customer; the adequacy of our internal control over financial reporting and our plans to remediate the identified material weakness, including our anticipated engagement of external advisors; our expected cash use rate, consulting fees, and other contractual obligations; and our future financial performance, results of operations, and competitive position. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “intends,” “may,” “plans,” “potential,” “predict,” “should,” “will,” “would” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to conform these statements to actual results, unless required by law.

You should not place undue reliance on forward-looking statements. The forward-looking statements contained in this Quarterly Report are subject to substantial risks and uncertainties that could cause actual results to differ materially from those expressed or implied. These risks and uncertainties include, among others: the volatility in the market prices of digital assets, including Worldcoin (WLD) and Ethereum (ETH), which could result in significant gains or losses on our digital asset holdings and material volatility in our reported earnings; the illiquidity of our strategic investments in privately held companies, which may prevent us from realizing value from those investments when needed; our customer concentration, with one customer representing approximately 98% of our revenues, and the significant deterioration in the creditworthiness of that customer that has already resulted in bad debt expense and impairment charges; changes in regulatory requirements affecting digital assets, including custody, trading, classification, and taxation; cybersecurity risks and risks associated with our reliance on third-party digital asset custodians; our ability to successfully remediate the material weakness in our internal control over financial reporting; our ability to attract and retain key personnel; the success of our Digital Asset Treasury Strategy and our strategic investments in frontier technology companies; the accuracy of our estimates and judgments, including those related to fair value, expected credit losses, and impairment; our ability to maintain compliance with Nasdaq listing requirements; dilution from future equity issuances under our ATM program or otherwise; and other risks and uncertainties described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2026, and Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, and Part II, Item 1A of this Quarterly Report. You should carefully consider that information before you make an investment decision.

These and other factors discussed in this Quarterly Report could cause results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Given these uncertainties, you should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

3

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this Quarterly Report, the terms “Eightco,” “we,” “us,” “our,” the “Company” and similar terms refer to Eightco Holdings Inc., a Texas corporation, and all of our consolidated subsidiaries.

PART I - FINANCIAL INFORMATION

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,953,392	$58,501,108
Short-term investments	138,803	-
Stablecoins	82,598,374	9,982,374
Digital assets, at fair value	205,358,377	165,919,271
Accounts receivable, net	101,018	433,823
Inventory, net	-	7,812,215
Prepaid expenses and other current assets	253,037	2,024,137
Loan held-for-investment, current portion	-	2,224,252
Total current assets	332,403,001	246,897,180
Property and equipment, net	-	5,172
Other investments	111,674,951	999,999
Loan held-for-investment, net of current portion	2,175,038	2,290,773
Total assets	$446,252,990	$250,193,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,514,514	$3,435,598
Accounts payable – related parties	340,788	103,493
Accrued expenses and other current liabilities	1,182,476	2,674,228
Accrued expenses and other current liabilities – related parties	1,022,072	1,021,769
Line of credit	6,625,000	8,150,000
Line of credit – related parties	450,000	2,590,000
Total current liabilities	11,134,850	17,975,088

Total liabilities	$11,134,850	$17,975,088

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and 0 shares outstanding at September 30, 2026 and December 31, 2025, respectively	-	-
Common stock, $0.001 par value, 10,000,000,000 and 500,000,000 shares authorized and 432,522,278 and 205,629,592 shares issued and 409,837,654 and 205,629,592 shares outstanding at September 30, 2026 and December 31, 2025, respectively	$432,522	$205,630
Additional paid-in capital	831,802,890	606,030,052
Treasury stock, at cost, 22,684,624 and 0 shares at September 30, 2026 and December 31, 2025, respectively	(18,857,245)	-
Accumulated deficit	(378,647,113)	(374,583,109)
Foreign currency translation	801,600	979,977
Total stockholders’ equity attributable to Eightco Holdings Inc.	435,532,654	232,632,550
Non-controlling interest	(414,514)	(414,514)
Total stockholders’ equity	435,118,140	232,218,036
Total liabilities and stockholders’ equity	$446,252,990	$250,193,124

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Revenues, net	$88,739	$5,300,527	$9,719,134	$22,793,160
Cost of revenues	377,109	5,496,377	9,691,997	20,930,455
Gross profit (loss)	(288,370)	(195,850)	27,137	1,862,705

Operating expenses:
Selling, general and administrative expenses	3,284,814	6,002,208	20,711,766	10,683,465
Impairments	-	-	5,211,824	-
Total operating expenses	3,284,814	6,002,208	25,923,590	10,683,465
Operating loss	(3,573,184)	(6,198,058)	(25,896,453)	(8,820,760)

Non-operating income (expense):
Interest expense, net	(308,759)	(1,095,133)	(938,059)	(3,660,662)
Gain on divestiture	-	-	-	1,231,774
Change in fair value of digital assets	59,264,739	(18,639,017)	47,014,035	(18,639,017)
Change in fair value of short-term investments	(23,666)	-	-	-
Realized losses on digital assets	-		(25,353,418)
Reserve for credit losses on notes receivable	(2,224,252)	-	(2,224,252)	-
Gain on extinguishment of liabilities	-	-	870,000	-
Other income	1,235,897	87,990	2,464,143	191,858
Total non-operating income (expense)	57,943,959	(19,646,160)	21,832,449	(20,876,047)

Net income (loss) before income tax expense	54,370,775	(25,844,218)	(4,064,004)	(29,696,807)

Income tax expense (benefit)	-	-	-	(28,793)

Net income (loss) from continuing operations	$54,370,775	$(25,844,218)	(4,064,004)	(29,668,014)
Net income from discontinued operations	-	-	-	105,553
Net income (loss)	54,370,775	$(25,844,218)	(4,064,004)	(29,562,461)
Net income (loss) attributable to non-controlling interest	-	-	-	-
Net income (loss) attributable to Eightco Holdings, Inc.	54,370,775	(25,844,218)	(4,064,004)	(29,562,461)
Net income (loss) per share:
Net income (loss) per share – basic	$0.13	$(0.58)	$(0.01)	$(1.75)
Net income (loss) per share – diluted	$0.13	$(0.58)	$(0.01)	$(1.75)
Weighted average number of common shares outstanding – basic	418,238,418	44,729,967	353,225,330	16,906,836
Weighted average number of common shares outstanding – diluted	418,238,418	44,729,967	353,225,330	16,906,836

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Net income (loss)	$54,370,775	$(25,844,218)	$(4,064,004)	$(29,562,461)
Foreign currency translation – unrealized gain (loss)	(199)	(6,452)	(178,377)	546,937
Comprehensive income (loss)	$54,370,576	$(25,850,670)	$(4,242,381)	$(29,015,524)

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid in	Treasury Stock		Non controlling	Retained Earnings (Accumulated)	Accumulated Other
	Shares	Amount	Capital	Shares	Amount	Interest	Deficit	Income	Total

Balances, January 1, 2026	205,629,592	$205,630	$606,030,052	-	$-	$(414,514)	$(374,583,109)	$979,977	$232,218,036
Issuance of common stock - ATM	160,981,063	160,981	162,059,544	-	-	-	-	-	162,220,525
Option to repurchase shares	-	-	(1,000,000)	-	-	-	-	-	(1,000,000)
Share-based compensation expense	2,346,822	2,346	5,138,725	-	-	-	-	-	5,141,071
Foreign currency translation	-	-	-	-	-	-	-	(115,542)	(115,542)
Net loss	-	-	-	-	-	-	(76,135,904)	-	(76,135,904)
Balances, March 31, 2026	368,957,477	$368,957	$772,228,321	-	$-	$(414,514)	$(450,719,013)	$864,435	$322,328,186
Issuance of common stock - ATM	54,016,967	54,017	53,696,998	-	-	-	-	-	53,751,015
Issuance of common stock – warrants	6,639,912	6,640	(6,640)	-	-	-	-	-	-
Share-based compensation expense	163,044	163	356,773	-	-	-	-	-	356,936
Foreign currency translation	-	-	-	-	-	-	-	(62,636)	(62,636)
Net income	-	-	-	-	-	-	17,701,125	-	17,701,125
Balances, June 30, 2026	429,777,400	$429,777	$826,275,452	-	$-	$(414,514)	$(433,017,888)	$801,799	$394,074,626
Issuance of common stock - ATM	9,250,000	9,250	10,183,416	-	-	-	-	-	10,192,666
Purchase of treasury stock	-	-	-	29,189,746	(23,726,714)	-	-	-	(23,726,714)
Retirement of treasury stock	(6,505,122)	(6,505)	(4,862,964)	(6,505,122)	4,869,469	-	-	-	-
Share-based compensation expense	-	-	206,986	-	-	-	-	-	206,986
Foreign currency translation	-	-	-	-	-	-	-	(199)	(199)
Net income	-	-	-	-	-	-	54,370,775	-	54,370,775
Balances, September 30, 2026	432,522,278	$432,522	$831,802,890	22,684,624	$(18,857,245)	$(414,514)	$(378,647,113)	$801,600	$435,118,140

Balances, January 1, 2025	2,479,363	$2,479	$124,129,543	-	$-	$(414,514)	$(112,570,049)	$368,481	$11,515,940
Issuance of common stock to note holders – interest	485,381	485	(485)	-	-	-	-	-	-
Issuance of common stock to vendors for settlement of liabilities	80,000	81	143,120	-	-	-	-	-	143,201
Foreign currency translation	-	-	-	-	-	-	-	185,170	185,170
Net loss	-	-	-	-	-	-	(2,548,725)	-	(2,548,725)

Balances, March 31, 2025	3,044,744	$3,045	$124,272,178	-	$-	$(414,514)	$(115,118,774)	$553,651	$9,295,586

Foreign currency translation	-	-	-	-	-	-	-	368,219	368,219
Net loss	-	-	-	-	-	-	(1,169,519)	-	(1,169,519)

Balances, June 30, 2025	3,044,744	$3,045	$124,272,178	-	$-	$(414,514)	$(116,288,293)	$921,870	$8,494,286
Issuance of common stock – PIPE	178,284,653	178,285	250,996,120	-	-	-	-	-	251,174,405
Issuance of common stock – ATM	4,985,974	4,986	68,939,344	-	-	-	-	-	68,944,330
Issuance of common stock – conversion	800,000	800	1,167,200	-	-	-	-	-	1,168,000
Issuance of common stock – warrant exercises	145,600	145	36,255	-	-	-	-	-	36,400
Proceeds from prefunded warrants	-	-	9,697,761	-	-	-	-	-	9,697,761
Forgiveness of debt/interest – related parties	-	-	22,789,599	-	-	-	-	-	22,789,599
Share-based compensation expense	-	-	2,299,705	-	-	-	-	-	2,299,705
Foreign currency translation	-	-	-	-	-	-	-	(6,452)	(6,452)
Net loss	-	-	-	-	-	-	(25,844,218)	-	(25,844,218)
Balances, September 30, 2025	187,260,971	$187,261	$480,198,162	-	$-	$(414,514)	$(142,132,511)	$915,418	$338,753,816

See the accompanying notes to the condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Cash flows from operating activities:
Net loss	$(4,064,004)	$(29,562,461)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization – continuing operations	5,172	1,764,410
Impairment	5,211,824	-
Amortization of debt issuance costs	-	750,000
Amortization of prepaid share-based compensation	-	34,000
Share-based compensation	5,704,993	2,442,906
Change in fair value of digital assets	(47,014,035)	18,639,017
Allowance for credit losses	1,512,432	-
Gain on sale of assets	-	(1,231,774)
Losses on disposal of digital assets	25,353,418	-
Reserve for credit losses on notes receivable	2,224,252	-
Income from rewards on stablecoins	(1,119,209)
Changes in assets and liabilities:
Accounts receivable	(1,179,627)	1,337,244
Inventory	2,422,014	3,036,860
Prepaid expenses and other current assets	1,771,100	648,061
Accounts payable	(1,683,789)	30,628
Accrued expenses and other current liabilities	(1,491,450)	960,916
Discontinued operations	-	(129,055)

Net cash used in operating activities	(12,346,909)	(1,279,248)

Cash flows from investing activities:
Purchases of property and equipment – continuing operations	-	(2,208)
Purchases of digital assets	(34,922,088)	(305,299,304)
Purchases of stablecoins	(90,495,128)	-
Purchases of options on digital assets	(1,997,523)	-
Purchases of short-term investments	(391,726,027)	-
Purchase of other investments	(110,674,952)	-
Proceeds from sale of short-term investments	391,587,224	-
Proceeds from sale of digital assets	22,524,390	-
Proceeds from sale of stablecoins	13,998,338	-
Proceeds from settlement of options on digital assets	1,616,732	-
Repayment of principal under loans held-for-investment	115,735	172,484
Proceeds from sale of assets of Ferguson Containers, Inc.	-	307,835
Purchases of property and equipment – discontinued operations	-	(44,490)

Net cash used in investing activities	(199,973,299)	(304,865,683)

Cash flows from financing activities:
Net proceeds from issuance of common stock	226,164,206	329,852,895
Net payments from repurchase of common stock	(23,726,714)	-
Prepayment for share repurchase option	(1,000,000)	-
Net (repayments) borrowings under line of credit	(3,665,000)	55,000
Repayments under convertible notes payable – related parties	-	(289,688)

Net cash provided by financing activities	197,772,492	329,618,207

Net (decrease) increase in cash and cash equivalents	(14,547,716)	23,473,276
Cash and cash equivalents, beginning of the period	58,501,108	239,187
Cash and cash equivalents, end of the period	$43,953,392	$23,712,463

Supplemental disclosure of cash flow information:
Cash paid for interest	$873,592	$1,103,711
Cash paid for income taxes	$-	$-
Forgiveness of debt and interest – related parties	$-	$22,789,599
Convertible shares under notes payable	$-	$1,168,000
Purchases of digital assets with stablecoins	$5,000,000	$-

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

As of September 30, 2026, Eightco had the following wholly-owned subsidiaries:

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

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

Basis of Presentation.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2026 may not be indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2025 included in the Annual Report.

Liquidity and Going Concern. In accordance with ASC 205-40, management has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. For the nine months ended September 30, 2026, the Company reported an operating loss of $25,896,453 and used cash in operating activities of $12,346,909, or approximately $1.4 million per month. As of September 30, 2026, the Company held $43,953,392 in cash and cash equivalents, $138,803 in short-term investments, and approximately $82,598,374 in U.S. dollar-denominated stablecoins that function as near-cash liquidity, for total near-cash liquidity of approximately $126,690,569. The Company also held other digital assets, consisting of Worldcoin (WLD) and Ethereum (ETH), with a fair value of approximately $205,358,377 as of September 30, 2026. These assets trade on active markets and can generally be converted to U.S. dollars within a short period. However, their prices are highly volatile, and the amount realized on conversion could differ materially from their reported fair value, particularly for WLD given the size of the Company’s position relative to market trading volumes. The Company’s strategic equity investments in privately held companies, with a carrying value of $111,674,951 as of September 30, 2026, have no readily determinable fair value, are not traded on any market, and are not expected to provide substantial liquidity within the next twelve months. During the nine months ended September 30, 2026, the Company raised net proceeds of approximately $226.2 million under its At-The-Market equity offering program. Based on the Company’s current operating cash use and available near-cash liquidity, management has concluded that no conditions or events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date these condensed consolidated financial statements are issued.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company’s significant estimates used in these condensed consolidated financial statements include, but are not limited to, the allowance for expected credit losses, the evaluation of impairment and observable price changes for other investments, the collectability of loans held-for-investment, and the fair value of share-based awards and warrants. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

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

Digital Assets. Digital assets primarily consist of cryptocurrencies and other crypto-tokens held for treasury, investment, or operational purposes. Effective January 1, 2025, the Company adopted ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60). Under this guidance, eligible crypto assets are measured at fair value at each reporting date, with changes in fair value recognized in net income in the period in which they occur. Upon adoption, historical impairment-only accounting ceased. Digital assets are presented on the face of the condensed consolidated balance sheets as “Digital assets, at fair value.” Assets expected to be converted into cash or otherwise used to fund operations within twelve months are classified as current assets; all other digital assets are classified as noncurrent assets. The Company determines fair value using quoted prices in its principal market for each digital asset at the measurement time. The principal market is identified as the market with the greatest volume and level of activity for the digital asset that the Company can access, and is assessed on a periodic basis. As of September 30, 2026, the Company’s principal markets consisted primarily of established institutional trading venues, including Kraken and Coinbase. Digital assets with quoted prices in active markets are classified as Level 1 in the fair value hierarchy. When observable market inputs other than quoted prices are used (such as certain wrapped tokens or restricted tokens), such assets are classified as Level 2. The Company did not classify any digital assets as Level 3 during the periods presented. The Company holds USD Coin (“USDC”), a stablecoin issued by Circle Internet Financial that is redeemable for U.S. dollars on a one-for-one basis. Because USDC provides the holder with an enforceable right to redeem for U.S. dollars, it does not meet the scope criteria of ASC 350-60 and is accounted for as a financial asset measured at amortized cost, which equals its U.S. dollar redemption value, less an allowance for credit losses, if any. No allowance was recorded as of September 30, 2026 or December 31, 2025. USDC is not classified as a cash equivalent. Rewards earned on USDC balances are recognized in other income when earned. Unrealized gains and losses from changes in the fair value of digital assets are recorded within “Change in fair value of digital assets,” and realized gains and losses on disposals are recorded within “Realized losses on digital assets” in the condensed consolidated statements of operations. Realized gains and losses on disposals are determined using the specific identification method. Transaction costs incurred in connection with the acquisition or disposition of digital assets, including exchange fees and related charges, are expensed as incurred and are not capitalized into the cost basis of the digital assets. Digital assets are held with third-party custodians and institutional trading counterparties. These arrangements expose the Company to counterparty, concentration, and safeguarding risks, including technological, operational, and cyber-security risks. The Company does not hold digital assets on behalf of third parties and therefore does not apply the guidance in SAB 121. As of the periods presented, the Company does not stake, lend, or pledge its digital assets, and there are no digital-asset collateral or borrowing arrangements outstanding. Options on digital assets are derivative instruments measured at fair value, with changes in fair value recognized in earnings.

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

Loans held-for-investment. Loans held-for-investment are placed on nonaccrual status when principal or interest is past due or collection is not reasonably assured. Recoveries of amounts previously reserved are recognized when received.

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

Comprehensive income and loss. The Company follows Accounting Standards Codification (“ASC”) 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

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

Exchange rates used for the translations are as follows:

	September 30, 2026	December 31, 2025
Spot
USD to EUR	$0.8850	$0.8547
USD to GBP	$0.7576	$0.7407

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Average
USD to EUR	$0.8721	$0.8621	$0.8612	$0.8920
USD to GBP	$0.7463	$0.7463	$0.7444	$0.7582

Earnings Per Share. The Company follows ASC 260 in the presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding, plus the dilutive effect, if any, of common share equivalents outstanding during the period, calculated using the treasury stock method for options and warrants and the if-converted method for convertible securities. Common share equivalents are excluded from the computation of diluted earnings (loss) per share when their inclusion would be anti-dilutive, including in periods in which the Company reports a net loss or when the exercise price of options or warrants exceeds the average market price of the common stock during the period. Shares repurchased by the Company are excluded from the weighted-average number of common shares outstanding from the trade date.

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

Income Taxes. The Company accounts for income taxes under the provisions of the FASB ASC Topic 740 “Income Taxes” (“ASC Topic 740”). The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of September 30, 2026. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of comprehensive income. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

Effective January 1, 2025, the Company adopted ASU 2023-08, which requires eligible digital assets to be measured at fair value, with changes in fair value recognized in earnings each reporting period. Digital assets that trade in active markets and have readily determinable fair values, including Worldcoin (WLD) and Ethereum (ETH) are classified within Level 1 of the fair value hierarchy. Digital assets are valued based on quoted market prices obtained from principal market exchanges where the assets are actively traded.

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

Segment Reporting. The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the Chairman and Chief Executive Officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. As of September 30, 2026, the Company operates as one reportable segment.

Reclassifications. Certain prior period amounts have been reclassified to conform to the current period presentation.

3. CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, digital assets held with third-party custodians, and accounts receivable. The Company evaluates concentrations on an ongoing basis and mitigates exposure through the use of established financial institutions and digital asset custodians, diversification of counterparties where practicable, and ongoing monitoring of customer creditworthiness. The Company has not experienced any losses resulting from the failure of a financial institution or digital asset custodian during the periods presented.

Cash and Cash Equivalents. The Company maintains its cash balances with multiple U.S. financial institutions. Balances held with these institutions may, from time to time, exceed federally insured limits. As of September 30, 2026 and December 31, 2025, the majority of the Company’s cash balances exceeded federally insured limits.

Digital Asset Custodians. The Company’s digital assets are held with a limited number of institutional-grade third-party custodians. Balances held with digital asset custodians are not federally insured. The Company manages custodial risk through the use of multiple counterparties, ongoing evaluation of each custodian’s financial stability, and review of their security and safekeeping practices. From time to time, a significant portion of the Company’s digital assets may be concentrated with a single custodian. As of September 30, 2026, digital assets and stablecoins were held with the following custodians:

	September 30, 2026
	Fair Value	% of Total

Kraken	115,550,732	40.1%
Coinbase	172,406,019	59.9%
FalconX	-	0.0%
Total	$287,956,751	100.0%

The Company maintains a custody relationship with FalconX, although no digital assets were held with FalconX as of September 30, 2026.

Digital Asset Composition. The Company’s digital asset holdings are concentrated in a limited number of crypto assets. As of September 30, 2026, approximately $161.5 million, or 78.7% of the Company’s total digital asset holdings of $205.4 million, consisted of Worldcoin (WLD). The Company’s remaining digital asset holdings consisted primarily of Ethereum (ETH). A significant decline in the market price of WLD would have a material adverse effect on the fair value of the Company’s digital asset portfolio and could result in significant unrealized losses recognized in net income in subsequent periods. See Note 6 — Digital Assets for further discussion.

Accounts Receivable. The Company performs ongoing evaluations of customer creditworthiness and does not require collateral. As of September 30, 2026, four customers represented approximately 36%, 28%, 26% and 10% of total accounts receivable, respectively. The Company maintains an allowance for expected credit losses based on historical experience and forward-looking information. See Note 7 — Accounts Receivable for further discussion of a significant deterioration in the creditworthiness of the Company’s largest customer during the nine months ended September 30, 2026 and the resulting increase in the allowance for expected credit losses.

Revenues and Geographic Concentration. For the three months ended September 30, 2026, four customers represented approximately 46%, 29%, 13% and 12% of total revenues, respectively. For the three months ended September 30, 2025, one customer represented approximately 90% of total revenues. For the nine months ended September 30, 2026 and 2025, one customer represented approximately 98% and 86% of total revenues, respectively. For the three and nine months ended September 30, 2026, approximately 87% and 99% of consolidated revenues were derived from customers located in Europe and denominated primarily in Euros, respectively. Fluctuations in the EUR or GBP relative to the USD may materially impact reported revenues and results of operations.

4. SHORT-TERM INVESTMENTS

Short-term investments consist of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

Government securities	$-	$-
Mutual funds	138,803	-
Total short-term investments	$138,803	$-

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. RESTRUCTURING AND SEVERANCE

In 2024, the Company implemented a cost reduction plan under which it terminated the employment of certain officers and employees. Costs under the plan consisted of employee termination benefits, including severance, and were recognized during the year ended December 31, 2024 within restructuring and severance in the consolidated statement of operations. No costs related to the plan were recognized during the year ended December 31, 2025 or the three and nine months ended September 30, 2026, and the Company does not expect to incur additional costs under the plan. The remaining liability represents severance and payroll obligations under the plan that have not yet been paid.

The changes in the carrying amount of restructuring and severance liabilities for the period from January 1, 2026 through September 30, 2026 consisted of the following:

Balance, January 1, 2026	$2,348,335
Additions and adjustments	-
Payments and adjustments	(1,082,804)
Balance, September 30, 2026	$1,265,531

The restructuring and severance liabilities are included in accrued expenses as of September 30, 2026. The timing of payment of the remaining balance has not been determined.

6. DIGITAL ASSETS

Digital assets consist of the following at September 30, 2026:

	September 30, 2026
	Quantity	Fair Value

Worldcoin (WLD) – Level 1	301,971,219	$161,539,503
Ethereum (ETH) – Level 1	16,278	43,818,874
Total digital assets, at fair value		$205,358,377

Digital assets consist of the following at December 31, 2025:

	December 31, 2025
	Quantity	Fair Value

Worldcoin (WLD) – Level 1	277,222,975	$133,080,890
Ethereum (ETH) – Level 1	11,068	32,838,381
Total digital assets, at fair value		$165,919,271

As of September 30, 2026 and December 31, 2025, the Company held USDC of $82,598,374 and $9,982,374, respectively, which is presented separately as stablecoins on the condensed consolidated balance sheets. See Note 2.

The Company’s digital assets are held with third-party custodians and institutional trading counterparties. These arrangements expose the Company to counterparty, concentration, and safeguarding risks, including technological, operational, and cybersecurity risks. The Company does not hold digital assets on behalf of third parties.

The changes in the carrying amount of digital assets for the period from January 1, 2026 through September 30, 2026 consisted of the following:

Beginning balance, December 31, 2025	$165,919,271
Purchases of digital assets	34,922,088
Purchases of digital assets with USDC	5,000,000
Purchases of options on digital asset	1,997,523
Realized/unrealized gains (losses)	21,660,617
Sales of digital assets	(22,524,390)
Settlement of options on digital assets	(1,616,732)
Ending balance, September 30, 2026	$205,358,377

In April 2026, the Company entered into cash-settled options on WLD, consisting of a purchased call option and a written put option. The purchases and settlement of options on digital assets presented above and in the condensed consolidated statements of cash flows include $2,000,000 of collateral posted in connection with the options and returned upon settlement. The written put option was exercised and the purchased call option expired unexercised, resulting in a net loss of $380,791, which is included in realized losses on digital assets in the condensed consolidated statements of operations. No options were outstanding as of September 30, 2026.

The following table presents the Company’s digital asset holdings by token, including cost basis, fair value, and unrealized gains (losses) as of September 30, 2026:

	Cost Basis	Fair Value	Cumulative Unrealized Gain (Loss)

Token:
WLD	$327,721,512	$161,539,503	$(166,182,009)
ETH	32,922,752	43,818,874	10,896,122
Total	$360,644,264	$205,358,377	$(155,285,887)

Unrealized gains (losses) represent the difference between the original cost basis and the fair value of each token as of the consolidated balance sheet date, based on the closing market price of each respective digital asset.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

Trade accounts receivable	$8,047,804	$1,133,823
Less: allowance for credit losses	(7,946,786)	(700,000)
Total accounts receivable	$101,018	$433,823

The allowance for credit losses was $7,946,786 and $700,000 as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, gross receivables from the Company’s largest customer totaled $7,170,247, including a receivable of $5,684,304 arising from the disposition of inventory by that customer, and were fully reserved. The remaining allowance of $776,539 relates to other trade accounts receivable. The increase in the allowance reflects updated loss-rate assumptions and customer risk ratings based on significant deterioration in the creditworthiness of the Company’s largest customer, a distributor of consumer cellular products. For the three and nine months ended September 30, 2026, the Company recognized bad debt (recoveries) expense of $(323,934) and $1,512,432, respectively, compared to $0 and $0 for the three and nine months ended September 30, 2025.

During the three and nine months ended September 30, 2026, the Company’s largest customer, a distributor of consumer cellular products that historically accounted for a substantial majority of the Company’s Forever 8 revenues, experienced a significant deterioration in its financial condition, including the liquidation of inventory positions and an inability to satisfy amounts owed to the Company on a timely basis. In response, the Company suspended new order fulfillment for this customer, ceased purchasing new inventory to support this customer relationship, recognized bad debt expense of $1,836,366 during the second quarter of 2026 with respect to receivables from authorized ordinary-course sales, and, upon determining that inventory funded by the Company had been disposed of by the customer without authorization, recognized a $5,684,304 receivable for amounts recoverable from the customer with respect to that disposition consisting of the $5,211,824 net carrying value of the inventory, which was recognized as an impairment charge, and $472,480 previously provided for within the Company’s inventory reserve. The receivable was fully reserved given the customer’s financial condition. The Company is engaged in ongoing discussions with the customer regarding the resolution of outstanding amounts owed and is actively evaluating alternatives to recover its economic exposure. The Company can provide no assurance as to the ultimate outcome of these discussions, and future adverse developments could result in additional charges to earnings in subsequent periods. See Note 8 — Inventory for further discussion of the disposition.

During the nine months ended September 30, 2026, the Company revised its loss-rate assumptions to reflect the significant deterioration in the creditworthiness of its largest customer described above, and increased the allowance accordingly. Management exercises significant judgment in determining expected credit losses, including in evaluating the amount and probability of any recoveries from ongoing customer discussions or other remedies. Actual credit losses may differ materially from management’s estimates, and additional charges may be required in future periods.

8. INVENTORY

The Company had no inventory as of September 30, 2026. As of December 31, 2025, inventory, net was $7,812,215, consisting of finished goods of $10,512,215, net of a reserve for obsolescence of $2,700,000.

During the nine months ended September 30, 2026, the Company determined that inventory funded by the Company and held offsite by the Company’s largest customer had been disposed of by the customer without the Company’s authorization. The affected inventory, having an aggregate carrying value of $5,211,824, was derecognized, and a receivable of $5,684,304 was recognized for the customer’s obligation to the Company with respect to that disposition, consisting of the $5,211,824 net carrying value of the inventory and $472,480 previously provided for within the reserve. The receivable was fully reserved given the customer’s financial condition (Note 7 – Accounts Receivable). The Company’s remaining inventory was liquidated during the three months ended September 30, 2026 at amounts below its carrying value, and the resulting loss was recognized in cost of revenues.

9. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Other current assets consist of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

Deposits on inventory	$-	$502,161
Prepaid insurance	128,252	1,265,873
Deposits	2,090	2,090
Other	122,695	254,013
Total other current assets	$253,037	$2,024,137

10. LOAN HELD-FOR-INVESTMENT

Loan held-for-investment consist of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

Wattum Management Inc. – 5%, 10/2026	$2,224,252	$2,224,252
Reichard Containers, LLC – 9.75%, 4/2035	2,175,038	2,290,773
Total loan held-for-investment	4,399,290	4,515,025
Less: allowance for credit losses	(2,224,252)	-
Less: current portion, net	-	(2,224,252)
Loan held-for-investment	$2,175,038	$2,290,773

Wattum Management Inc., a non-controlling member of CW Machines, LLC, was a related party of the Company while CW Machines was operating. The Wattum note is secured by assets of Wattum Management Inc. and is interest only, with the entire principal balance due in October 2026. The note matured in October 2026 and the outstanding principal balance of $2,224,252 has not been repaid. The Company is in discussions with Wattum Management Inc. regarding resolution of the outstanding balance, the outcome of which is not known. Based on the borrower’s failure to repay the note at maturity, its request to settle the balance at a discount, and uncertainty regarding the value and availability of the collateral securing the note, the Company recorded an allowance for credit losses equal to the full principal balance of $2,224,252 as of September 30, 2026, which is presented as credit loss on note receivable in the condensed consolidated statements of operations. The note has been placed on nonaccrual status. Any amounts collected will be recognized as recoveries when received.

Reichard Containers, LLC purchased the assets of Ferguson Containers, Inc. on April 7, 2025. The Reichard note is secured by assets of Reichard Containers, LLC. The Reichard note matures in April 2035 and requires monthly payments of $31,060 for principal and interest.

Expected credit losses for loan held for investment are based on management’s assessment of credit risk associated with each loan, including consideration of factors such as the financial condition of the borrower, historical payment behavior, and any collateral or guarantees provided. The Company recorded an allowance for credit losses of $2,224,252 and $0 as of September 30, 2026 and December 31, 2025.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. OTHER INVESTMENTS

Other investments consist of the Company’s minority equity investments in privately-held companies, accounted for under the measurement alternative. The following table summarizes the carrying value of these investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

Mythical Games, Inc.	$999,999	$999,999
Beast Industries	17,999,952	-
OpenAI (indirect investment)	92,675,000	-
Total other investments	$111,674,951	$999,999

Mythical Games, Inc.

In October 2025, the Company invested $999,999 to purchase Series D Preferred Stock of Mythical Games, Inc. (“Mythical”), a Delaware corporation and developer of blockchain-based video game ecosystems, at a purchase price of $2.2193 per share pursuant to Mythical’s Series D Preferred Stock Purchase Agreement. The Company holds a non-controlling minority interest in Mythical and does not have the ability to exercise significant influence over Mythical’s operating and financial policies. The investment is accounted for as an equity security without a readily determinable fair value and is measured using the measurement alternative under ASC 321, pursuant to which the investment is recorded at cost, less any impairment, and adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. As of September 30, 2026 and December 31, 2025, the carrying value of the investment was $999,999. There were no observable price changes or impairment indicators identified during the three months ended September 30, 2026.

Beast Industries

During the nine months ended September 30, 2026, the Company acquired a minority equity interest in Beast Industries, a privately-held company, for total cash consideration of $17,999,952. The Company committed up to $25 million, of which approximately $18 million had been funded. On May 9, 2026, the period to call for the additional $7 million expired. The Company holds a non-controlling minority interest in Beast Industries and does not have the ability to exercise significant influence over its operating and financial policies. The investment is accounted for as an equity security without a readily determinable fair value and is measured using the measurement alternative under ASC 321, pursuant to which the investment is recorded at cost, less any impairment, and adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. As of September 30, 2026, the carrying value of the investment was $17,999,952. There were no observable price changes or impairment indicators identified during the three months ended September 30, 2026.

OpenAI

During the nine months ended September 30, 2026, the Company acquired an indirect interest in OpenAI through a structured investment vehicle (the “SPV”) sponsored by an unaffiliated third party, for total cash consideration of $92,600,000. During the three months ended September 30, 2026, the Company funded an additional $75,000 in response to a capital call from the SPV, bringing its total investment to $92,675,000. The Company’s interest is in the SPV, which in turn holds the underlying OpenAI securities; the Company does not hold OpenAI securities directly. The Company evaluated whether consolidation of the SPV is required under ASC 810 and concluded that the SPV is not consolidated, as the Company holds a passive, non-controlling investor interest, has no power to direct the activities of the SPV that most significantly affect its economic performance, and is not the primary beneficiary.

The Company’s interest in the SPV does not have a readily determinable fair value and is accounted for using the measurement alternative under ASC 321, pursuant to which the investment is recorded at cost, less any impairment, and adjusted for observable price changes in orderly transactions for identical or similar investments. As of September 30, 2026, the carrying value of the investment was $92,675,000. There were no observable price changes or impairment indicators identified during the three and nine months ended September 30, 2026.

12. PROPERTY AND EQUIPMENT, NET

Property and equipment were $0 and $5,172 at September 30, 2026 and December 31, 2025. For the three months ended September 30, 2026 and 2025, depreciation expense was $0 and $2,393, respectively. For the nine months ended September 30, 2026 and 2025, depreciation expense was $5,172 and $40,480, respectively.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. INTANGIBLE ASSETS, NET

Intangible assets were $0 and $0 at September 30, 2026 and December 31, 2025. For the three months ended September 30, 2026 and 2025, amortization expense was $0 and $574,642, respectively. For the nine months ended September 30, 2026 and 2025, amortization expense was $0 and $1,723,928, respectively. As of December 31, 2025, the Company determined that the remaining carrying value of its intangible assets was not recoverable due to a decision to limit funding of the Forever 8 business and the conclusion that the full carrying amount of the assets was unrecoverable.

14. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

Payroll and related benefits	$1,289,610	$2,260,559
Professional fees	672,600	734,930
Accrued interest	151,315	-
Accrued rent	-	120,000
Accrued other taxes	-	100,000
Other	91,023	480,508
Total accrued expenses and other current liabilities	$2,204,548	$3,695,997

15. LINES OF CREDIT

Principal due under the lines of credit was as follows at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

Lines of credit, 12%-18%	$6,625,000	$8,150,000

For the three months ended September 30, 2026 and 2025, interest expense under lines of credit was $288,945 and $277,436, respectively. For the nine months ended September 30, 2026 and 2025, interest expense under lines of credit was $971,236 and $767,507, respectively.

The lines of credit were previously secured by the Company’s inventory. Following the disposition of the Company’s inventory during the nine months ended September 30, 2026, the lines of credit are currently unsecured.

16. LINES OF CREDIT – RELATED PARTIES

Principal due under the lines of credit – related parties was as follows at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

Lines of credit, 12%-18%	$450,000	$2,590,000

During the nine months ended September 30, 2026, certain counterparties previously classified as related parties ceased to meet the definition of a related party under ASC 850 in connection with changes in the Company’s management and the settlement of a seller note. Accordingly, amounts previously classified as related-party balances were reclassified to third-party balances during the period.

For the three months ended September 30, 2026 and 2025, interest expense under lines of credit – related parties was $17,014 and $139,208, respectively. For the nine months ended September 30, 2026 and 2025, interest expense under lines of credit – related parties was $53,671 and $413,739, respectively.

The lines of credit were previously secured by the Company’s inventory. Following the disposition of the Company’s inventory during the nine months ended September 30, 2026, the lines of credit are currently unsecured.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17. INCOME TAXES

Eightco Holdings Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income.

Forever 8 Fund LLC, Orb Subsidiary One, LLC, and AI Innovation Capital LLC are limited liability companies which are disregarded entities for income tax purposes and are owned 100% by Eightco Holdings Inc. The Company pays corporate federal, state and local taxes on income allocated to it from each of these entities.

CW Machines, LLC is a limited liability company for income tax purposes and is owned 51% by Eightco Holdings Inc. The Company pays corporate federal, state and local taxes on its allocable share of income from CW Machines, LLC.

Ferguson Containers is taxed as a corporation and pays corporate federal, state and local taxes on income.

Forever 8 UK Ltd. is taxed as a corporation and pays foreign taxes on income.

Forever 8 Fund EU Holdings BV is taxed as a corporation and pays foreign taxes on income.

For the three months ended September 30, 2026 and 2025, income tax (benefit) expense was $0 and $0, respectively. For the nine months ended September 30, 2026 and 2025, income tax (benefit) expense was $0 and $(28,793), respectively. The Company has sufficient net operating losses to reduce taxable income for future periods. The Company has recorded a full valuation allowance against its deferred tax assets associated with its net operating losses.

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

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted. The Company evaluated the effects of the OBBBA in the period of enactment, and given the full valuation allowance against its deferred tax assets, the legislation did not have a material impact on the Company’s condensed consolidated financial statements.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 10,000,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2026 and December 31, 2025, the Company had 432,522,278 and 205,629,592 shares of common stock issued, respectively, and 409,837,654 and 205,629,592 shares of common stock outstanding, respectively. In connection with the Company’s redomestication to Texas effective February 2, 2026, the authorized shares of common stock were increased from 500,000,000 to 10,000,000,000 shares, par value $0.001 per share.

Preferred Stock

As of September 30, 2026 and December 31, 2025, the Company had 0 issued and outstanding shares of Series A Preferred Stock.

Common stock issuances during the nine months ended September 30, 2026:

On January 5, 2026, the Company issued 100,000 shares of common stock to a consultant in settlement of past services rendered to the Company with a grant-date fair value of $173,000. For the three and nine months ended September 30, 2026, the Company recognized share-based compensation expense of $0 and $173,000, respectively.

On March 11, 2026, the Company issued 263,157 shares of common stock to members of the board related to their agreements with a grant-date fair value of $300,000. For the three and nine months ended September 30, 2026, the Company recognized share-based compensation expense of $0 and $300,000, respectively.

On March 12, 2026, the Company granted stock options to directors, officers and employees to purchase an aggregate of 6,500,000 shares of common stock at an exercise price of $1.01 per share, vesting in four equal annual installments beginning on the first anniversary of the grant date and exercisable for a period of 10 years. The options had an aggregate grant-date fair value of $4,139,717. For the three and nine months ended September 30, 2026, the Company recognized share-based compensation expense of $206,986 and $482,967, respectively. The remaining $3,656,750 of unrecognized expense will be recognized on a straight-line basis over the vesting period.

On March 25, 2026, the Company released 856,165 shares of common stock to the Company’s former Chairman of the Board related to his restricted stock which was vested upon his departure from the board of directors. For the three and nine months ended September 30, 2026, the Company recognized share-based compensation expense of $0 and $833,333, respectively.

On May 22, 2026, the Company issued 163,044 shares of common stock to members of the board related to their agreements with a grant-date fair value of $150,000. For the three and nine months ended September 30, 2026, the Company recognized share-based compensation expense of $0 and $150,000, respectively.

On May 28, 2026, the Company issued 6,639,912 shares of common stock upon the cashless exercise of 6,646,855 pre-funded warrants. The Company previously received proceeds of $9,697,761 in September 2025 related to the prefunded warrants.

On December 28, 2025, the Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to $125 million of its outstanding common stock (the “Share Repurchase Program”). During the three and nine months ended September 30, 2026, the Company repurchased 29,189,746 shares of its common stock under the Share Repurchase Program for an aggregate cost of $23,726,714, including commissions, which were recorded as treasury stock at cost. On August 17, 2026, the Company retired 6,505,122 shares held in treasury, and the excess of cost over par value was charged to additional paid-in capital. The remaining 22,684,624 shares were held as treasury stock, at cost, of $18,857,245 as of September 30, 2026.

During the three and nine months ended September 30, 2026, the Company sold 9,250,000 and 224,248,030 shares under the Cantor Fitzgerald ATM agreement for gross proceeds of $10,288,000 and $232,700,828 before commissions and offering costs of $95,333 and $6,536,622.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18. STOCKHOLDERS’ EQUITY (continued)

On March 12, 2026, the Company’s Board authorized an increase of 15,000,000 additional shares of common stock available for issuance under the 2022 Long-Term Incentive Plan.

Option to Repurchase Shares

During the nine months ended September 30, 2026, the Company paid $1,000,000 to acquire the right to repurchase up to 684,932 shares of its common stock from a counterparty. The payment was recorded as a reduction of additional paid-in capital in the Company’s condensed consolidated statement of changes in stockholders’ equity. There was no activity under this arrangement during the three months ended September 30, 2026.

Equity Awards and Share-Based Compensation

The grant-date fair value of equity-classified awards is recognized as compensation expense on a straight-line basis over the requisite service period of each award, with forfeitures recognized as they occur. The fair value of stock options is estimated using the Black-Scholes option-pricing model; the fair value of restricted stock and restricted stock units is based on the closing market price of the Company’s common stock on the grant date. For the nine months ended September 30, 2026, the Company used the following weighted-average assumptions in the Black-Scholes model for options granted: expected term of 6.5 years, expected volatility of 107.26%, risk-free rate of 3.93%, and expected dividend yield of 0%.

Summary of Outstanding Warrants as of September 30, 2026

	Number Outstanding	Exercisable	Weighted Average Remaining Term	Classification

Instrument:
Strategic Advisor Warrants	9,917,844	9,917,844	6.0	Equity
Placement Agent Warrants	3,855,822	3,855,822	4.0	Equity
Total outstanding	13,773,666

The strategic advisor and placement agent warrant awards were issued as inducement grants, outside of the Company’s equity incentive plan.

The changes in the warrant activity for the period from January 1, 2026 through September 30, 2026 consisted of the following:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2026	20,420,521	$1.182	6.1	11,492,412
Granted	-	-	-	-
Exercised	6,646,855	0.001	-	-
Forfeited / Expired	-	-	-	-
Outstanding and Exercisable, September 30, 2026	13,773,666	$1.750	5.4	$-
Vested and expected to vest, September 30, 2026	13,773,666	$1.750	5.4	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $1.17 and $1.73 per share on September 30, 2026 and December 31, 2025, respectively.

A summary of the status of nonvested warrants subject to service-based vesting conditions as of and for the nine months ended September 30, 2026 is presented below:

	Warrant Activity
	Number of Units	Weighted- Average Grant- Date Fair Value

Nonvested, January 1, 2026	9,917,844	$1.160
Granted	-	-
Vested	(9,917,844)	(1.160)
Forfeited	-	-
Nonvested, September 30, 2026	-	$-

Summary of Outstanding Options

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18. STOCKHOLDERS’ EQUITY (continued)

The changes in the stock option activity for the period from January 1, 2026 through September 30, 2026 consisted of the following:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2026	-	$-	-	-
Granted	6,500,000	1.01	10.0	-
Exercised	-	-	-	-
Forfeited / Expired	-	-	-	-
Outstanding, September 30, 2026	6,500,000	$1.01	9.4	$1,040,000
Exercisable, September 30, 2026	-	$-	-	$-
Vested and expected to vest, September 30, 2026	6,500,000	$1.01	9.4	$1,040,000

A summary of the status of nonvested stock options as of and for the nine months ended September 30, 2026 is presented below:

	Stock Option Activity
	Number of Units	Weighted- Average Grant- Date Fair Value

Nonvested, January 1, 2026	-	$-
Granted	6,500,000	0.64
Vested	-	-
Forfeited	-	-
Nonvested, September 30, 2026	6,500,000	$0.64

Summary of Outstanding Restricted Stock and Restricted Stock Units

The Company did not have any outstanding restricted stock and restricted stock units as of September 30, 2026.

A summary of the status of nonvested restricted stock units as of and for the three and nine months ended September 30, 2026 is presented below:

	Restricted Stock Unit Activity
	Number of Units	Weighted- Average Grant- Date Fair Value

Nonvested, January 1, 2026	400,000	$1.46
Granted	-	-
Vested	(400,000)	1.46
Forfeited	-	-
Nonvested, September 30, 2026	-	$-

The Company issued the 400,000 restricted stock units upon vesting.

Share-based compensation expense recognized for the three months ended September 30, 2026 was $206,986. Share-based compensation expense recognized for the nine months ended September 30, 2026 was $5,704,993. The following is a disaggregated breakdown of stock compensation expense for the nine months ended September 30, 2026:

	Fair Value	Prior Expensed	For the Nine Months Ended September 30, 2026	Unrecognized Expense

Instrument:
Strategic Advisor Warrants	$11,533,125	$7,688,800	$3,844,325	$-
Restricted Stock	1,250,000	416,667	833,333	-
Stock Options – Former Chairman of Board*	-	273,299	(273,299)	-
Restricted Stock Units	584,000	389,333	194,667	-
Stock Issuance	623,000	-	623,000	-
Stock Options	4,139,717	-	482,967	3,656,750
Total	$18,129,842	$8,768,099	$5,704,993	$3,656,750

*	The stock options to the former chairman of the Board were forfeited upon departure.

EIGHTCO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented:

For the three months ended September 30, 2026, the Company reported net income; however, basic and diluted earnings per share are the same because the exercise prices of all outstanding options ($1.01) and warrants ($1.75) exceeded the average market price of the Company’s common stock of $0.79 during the period, and accordingly the effect of their inclusion would have been anti-dilutive under the treasury stock method. For the three months ended September 30, 2025 and the nine months ended September 30, 2026 and 2025, the Company reported a net loss and all potentially dilutive common share equivalents were excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating the basic and diluted net income (loss) per share for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Weighted average shares outstanding – basic	418,238,418	44,729,967	353,225,330	16,906,836
Warrants for noteholders and placement agents	-	-	-	-
Warrants for equity investors	-	-	-	-
Other shares to be issued	-	-	-	-
Weighted average shares outstanding – diluted	418,238,418	44,729,967	353,225,330	16,906,836

The following potentially dilutive common share equivalents were excluded from the calculation of diluted earnings (loss) per share:

	September 30, 2026	September 30, 2025

Options	6,500,000	856,164
Restricted Stock Awards	-	4,280,822
Warrants	13,773,666	20,420,521
Convertible notes payable issued in acquisition of Forever 8 Fund, LLC	-	-
Total common stock equivalents	20,273,666	25,557,507

20. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases certain office space from an entity affiliated through common ownership under an operating lease agreement on a month-to-month basis. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases.

For the three months ended September 30, 2026 and 2025, rent expense was $1,639 and $19,148, respectively. For the nine months ended September 30, 2026 and 2025, rent expense was $19,160 and $103,368, respectively. Rental payments are expensed in the statements of comprehensive loss.

Consulting Agreement. On September 9, 2025, the Company entered into a consulting agreement with Worldcoin Tower LLC to support the Company’s digital asset treasury strategy. Fees include:

●	1% of AUM up to $1 billion,
●	0.5% of AUM between $1–5 billion,
●	0.25% of AUM above $5 billion,
●	Milestone payments based on treasury AUM exceeding $2 billion and $20 billion,
●	A $150,000 setup fee.

On May 1, 2026, the Company entered into an Amended and Restated Consulting Agreement (the “A&R DACA”) with Worldcoin Tower LLC (the “Consultant”), which amends and restates in its entirety the Consulting Agreement dated as of September 9, 2025, between the Company and the Consultant (the “Original DACA”). Pursuant to the A&R DACA, the Consultant will continue to provide consulting services with respect to the Company’s digital asset treasury strategy, and the A&R DACA expands the scope of the Consultant’s engagement to a broader “Strategic Asset Strategy” consisting of two components: (1) the Digital Asset Treasury Strategy, which remains focused on accumulating digital assets, and (2) a new Strategic Investment Strategy, which is focused on deploying capital to invest in emerging companies. The A&R DACA also updates the applicable fee structure, whereby the Company will pay the Consultant a consulting fee equal to 1.00% per annum of assets under management (“AUM”), which includes both Treasury Assets and Investment Assets. The Consultant is also able to earn certain one-time incentive milestone payments upon AUM first reaching $1 billion, $5 billion and $10 billion, respectively, and in each case payable in cash or shares of the Company’s common stock. The other material terms of the A&R DACA remain substantially unchanged from the Original DACA.

The agreement has a five-year initial term with automatic five-year renewal. No equity awards were issued under this agreement. Consulting expense for the three months ended September 30, 2026 was $1,012,646. Consulting expense for the nine months ended September 30, 2026 was $3,116,648.

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

Subject to Board approval, Mr. O’Donnell also received 400,000 restricted stock units (“RSUs”) under the Prior Agreement, which vested in full after six months of continuous service. The RSUs were granted with a grant date fair value of $584,000 and were recognized as stock-based compensation expense on a straight-line basis over the six-month vesting period. During the three months ended September 30, 2026, the Company recognized $0 of stock-based compensation expense related to these RSUs. During the nine months ended September 30, 2026, the Company recognized $194,667 of stock-based compensation expense related to these RSUs. Mr. O’Donnell is eligible to participate in the Company’s employee benefit plans and will be reimbursed for reasonable business expenses.

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

ARK Capital Markets Agreement. On May 20, 2026, the Company entered into a Master Services Agreement with ARK Capital Markets LLC (“ARK”) providing for strategic advisory and treasury advisory services, in exchange for cash compensation, warrants to purchase 2,200,000 shares of common stock, 2,200,000 shares of restricted common stock, and certain management and incentive fees. ARK has not commenced services under the agreement, and the parties are negotiating an amendment to its terms. Accordingly, no compensation has been paid or accrued, no warrants or shares of restricted common stock have been issued, and no share-based compensation expense has been recognized under the agreement.

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

Corporate-level functions consisting primarily of centralized finance, treasury (including DAT-related activities), stock-based compensation, board costs, public company costs, interest expense, income taxes, and other non-operating items are not allocated to the Forever 8 segment. The CODM reviews Forever 8 working capital and operating assets to assess performance. Corporate assets include digital asset holdings, cash not used in Forever 8, and other long-term corporate assets, none of which are allocated to operating segments. Segment assets reviewed by the CODM primarily include working capital assets for the Company’s operating business. Digital asset balances are monitored as part of corporate treasury and are not allocated to a segment.

The Company had no intersegment revenues during the periods presented. Segment information is presented in accordance with the manner in which the CODM internally evaluates operating performance and allocates resources.

22. SUBSEQUENT EVENTS

Repayment of Lines of Credit

On October 13, 2026, the Company repaid $150,000 of outstanding principal under its lines of credit.

Share Repurchases and Issuances

Subsequent to September 30, 2026, the Company repurchased 33,800,295 shares of its common stock under the Share Repurchase Program at an average price of $0.82 per share, for an aggregate cost of $27,817,366, including commissions, and retired 39,652,911 shares held as treasury stock. During the same period, the Company issued 6,650,000 shares of common stock under its ATM program for net proceeds of $8,142,320 and 202,704 shares of common stock to members of its Board of Directors as compensation for services. As of November 13, 2026, the Company had 399,722,071 shares of common stock issued, of which 16,832,008 were held in treasury, and 382,890,063 shares of common stock outstanding.

Wattum Note

The Wattum Management Inc. note matured in October 2026 and the outstanding principal balance of $2,224,252 has not been repaid. The Company has recorded a full allowance for credit losses on the note as of September 30, 2026. See Note 10 – Loan Held-for-Investment.

Partial Sale of OpenAI Investment

On October 22, 2026, AI Innovation Capital LLC, a wholly owned subsidiary of the Company, completed the sale of a portion of the Company’s indirect interest in OpenAI Group, PBC, which is held through a single purpose vehicle, to a third-party purchaser for aggregate gross cash proceeds of approximately $20.0 million. The portion of the interest sold had a carrying value of approximately $14.5 million. The Company expects to recognize a gain of approximately $5.0 million on the sale during the three months ending December 31, 2026, and the carrying value of the Company’s remaining indirect interest in OpenAI was approximately $78.2 million following the sale.

Nasdaq Minimum Bid Price Notification

On August 5, 2026, the Company received a written notification letter from Nasdaq indicating that the closing bid price of the Company’s common stock had been below the $1.00 per share minimum required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) for 30 consecutive business days. On October 8, 2026, the Company received written notification from Nasdaq that it had regained compliance with the rule.

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

Overview

Eightco Holdings Inc. (NASDAQ: ORBS) operates Forever 8, an e-commerce inventory solutions business acquired in October 2022, which is the Company’s sole operating and reportable segment. The Company also maintains a Digital Asset Treasury Strategy, under which it holds Worldcoin (WLD) and other digital assets, and holds strategic investments in privately held frontier technology companies, including an indirect interest in OpenAI. Through its Worldcoin holdings and strategic investments, the Company is focused on digital identity and Proof of Human (PoH) verification across three areas: consumer, enterprise, and gaming authentication.

Our corporate headquarters are located in Easton, Pennsylvania, and our common stock is listed on the Nasdaq Capital Market under the symbol “ORBS.”

Forever 8

Forever 8 provides funding solutions and inventory management services for e-commerce businesses, enabling sellers to maintain optimal stock levels without tying up their own capital. Forever 8 is the Company’s sole operating segment and source of revenue. For the fiscal years ended December 31, 2025 and 2024, Forever 8 generated revenues of $32,981,126 and $39,621,272, respectively. Forever 8’s revenue base is highly concentrated. For the three months ended September 30, 2026, four customers represented approximately 46%, 29%, 13% and 12% of total revenues, respectively. For the three months ended September 30, 2025, one customer represented approximately 90% of total revenues. For the nine months ended September 30, 2026 and 2025, one customer represented approximately 98% and 86% of total revenues, respectively.

During the nine months ended September 30, 2026, the financial condition of Forever 8’s largest customer deteriorated significantly. In response, the Company suspended new order fulfillment for this customer and ceased purchasing new inventory to support the relationship, and Forever 8 generated minimal revenue during the three months ended September 30, 2026. The Company is engaged in ongoing discussions with the customer regarding the resolution of amounts owed (Note 7 – Accounts Receivable).

Forever 8 is transitioning to a new funding model under which it purchases goods from suppliers under purchase orders placed for its e-commerce customers and invoices the customer upon shipment from the supplier, so that Forever 8 does not hold inventory after shipment. Customers repay Forever 8 through scheduled weekly payments, collected directly from the proceeds of the customer’s e-commerce store where the platform permits, and otherwise by automatic debit from the customer’s bank account. Forever 8 retains a security interest in the customer’s store inventory and receivables. Forever 8 is currently onboarding customers under the new model.

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

This strategy combines the operating performance of Forever 8 with long-term digital asset holdings designed to enhance our capital base and provide shareholders with exposure to emerging decentralized technologies.

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

Capital Raising Activities

During the nine months ended September 30, 2026, we raised net proceeds of $226.2 million through our at-the-market (“ATM”) equity offering program, including $10.2 million during the three months ended September 30, 2026.

A significant portion of the ATM proceeds was deployed to acquire digital assets and fund strategic investments. These capital raises materially strengthened our liquidity and expanded our consolidated balance sheet.

Digital Asset Holdings

As of September 30, 2026, our digital assets had a fair value of $205.4 million and consisted of:

●	Worldcoin (WLD), with a fair value of $161.5 million
●	Ethereum (ETH), with a fair value of $43.8 million

We also held USDC, a U.S. dollar-denominated stablecoin, of $82.6 million, which is presented separately from digital assets.

Digital assets are custodied with institutional-grade providers, including Kraken, Coinbase, and FalconX.

Custody, Concentrations and Transfer Restrictions

As of September 30, 2026, our digital assets were held with two institutional-grade third-party custodians, Kraken and Coinbase, with approximately 60% held with Coinbase (see Note 3 – Concentrations of Credit Risk). From time to time, a significant portion of our digital assets may be concentrated with a single custodian. Digital assets may be subject to withdrawal, settlement, or transfer restrictions pursuant to platform or network constraints. We continually evaluate custodian concentration and portability risk as part of our liquidity planning.

Accounting for Digital Assets

Effective January 1, 2025, we adopted ASU 2023-08, which requires eligible digital assets to be measured at fair value, with changes recognized in net income each reporting period.

Key effects include:

●	Digital assets are presented at fair value on our condensed consolidated balance sheets
●	Unrealized gains and losses from price fluctuations flow through earnings
●	Earnings may be more volatile due to digital asset market movements
●	Historical impairment-only accounting no longer applies

This measurement model increases transparency but introduces meaningful volatility tied to the valuation of Worldcoin and other digital assets.

Volatility and Earnings Sensitivity

Because we measure eligible crypto assets at fair value under ASU 2023-08, period-to-period changes in the market price of Worldcoin (WLD) and other digital assets will directly affect reported earnings and, to the extent realized on conversion, cash flows. This may result in material earnings volatility unrelated to the operating performance of Forever 8.

Key Components of our Results of Operations

Revenues

We generate our revenues from inventory financing and inventory management services through our wholly owned subsidiary, Forever 8. Our revenues are primarily derived from the purchase and resale of consumer products to e-commerce retailers under our inventory management solutions model. The Company does not generate revenue from its digital asset activities.

Cost of Revenues

Cost of revenues consists primarily of the cost of inventory sold to customers, inventory write-downs, and related freight, fulfillment, and handling costs associated with our Forever 8 activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include payroll and employee-related expenses, share-based compensation, professional fees, insurance, technology and software costs, bad debt expense, and other overhead required to support both our Forever 8 operations and our corporate infrastructure. SG&A also includes expenses associated with supporting the Digital Asset Treasury function, including custodial fees, compliance costs, and professional services related to digital asset oversight.

Impairments

Impairments consist of charges recognized when the carrying amount of an asset is not recoverable, including impairments of receivables and other assets of the Forever 8 business.

Interest Expense, Net

Interest expense reflects the cost of borrowings under our lines of credit. Interest income primarily includes interest earned on cash equivalents and short-term investments.

Change in Fair Value of Digital Assets

Beginning in September 2025, following the deployment of our Digital Asset Treasury strategy, the Company holds digital assets measured at fair value in accordance with ASU 2023-08. Unrealized gains and losses from changes in the fair value of digital assets are recognized in earnings in the period in which they occur, and realized gains and losses on disposals are presented separately as “Realized losses on digital assets.” Because the DAT is not primarily intended to serve as a revenue-generating activity, changes in fair value represent a key driver of period-over-period volatility in our results of operations.

Change in Fair Value of Short-Term Investments

Change in fair value of short-term investments consists of realized and unrealized gains and losses on U.S. government securities and other short-term investments.

Gain on Divestiture

Gain on divestiture represents gains recognized in connection with the sale of assets, including the gain recognized on the sale of the Ferguson Containers corrugated packaging business on April 7, 2025.

Gain on Extinguishment of Liabilities

Gain on extinguishment of liabilities includes gains recognized when outstanding liabilities are settled for amounts less than their carrying value, or when obligations are legally extinguished.

Other Income

Other income consists primarily of interest income on the Company’s loans held-for-investment, consisting of the Wattum Management Inc. note and the Reichard Containers, LLC note, rewards income on stablecoins, and other miscellaneous items.

Results of Operations

Three Months Ended September 30, 2026 versus Three Months Ended September 30, 2025

The following table sets forth information comparing the components of net income (loss) for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Period over Period Change
	2026	2025	$	%

Revenues, net	$88,739	$5,300,527	$(5,211,788)	-98.3%
Cost of revenues	377,109	5,496,377	(5,119,268)	-93.1%
Gross loss	(288,370)	(195,850)	(92,520)	-47.2%

Operating expenses:
Selling, general and administrative	3,284,814	6,002,208	(2,717,394)	-45.3%
Impairments	-	-	-	0.0%
Operating loss	(3,573,184)	(6,198,058)	2,624,874	42.4%

Other income (expense):
Interest expense, net	(308,759)	(1,095,133)	786,374	71.8%
Gain on divestiture	-	-	-	0.0%
Gain on extinguishment of liabilities	-	-	-	0.0%
Change in fair value of digital assets	59,264,739	(18,639,017)	77,903,756	418.0%
Change in fair value of short-term investments	(23,666)	-	(23,666)	-100.0%
Reserve for credit losses on notes receivable	(2,224,252)	-	(2,224,252)	-100.0%
Other income	1,235,897	87,990	1,147,907	1,304.6%
Total other income (expense), net	57,943,959	(19,646,160)	77,590,119	394.9%
Income (loss) before income taxes	54,370,775	(25,844,218)	80,214,993	310.4%
Income tax expense (benefit)	-	-	-	0.0%
Net income (loss) from continuing operations	54,370,775	(25,844,218)	80,214,993	310.4%
Net income (loss) from discontinued operations	-	-	-	0.0%
Net income (loss)	$54,370,775	(25,844,218)	80,214,993	310.4%

Revenue

For the three months ended September 30, 2026, revenues were $88,739, a decrease of $5,211,788, or 98.3%, compared to revenues of $5,300,527 for the three months ended September 30, 2025. The decrease reflects the suspension of new order fulfillment for Forever 8’s largest customer and the cessation of new inventory purchases under Forever 8’s legacy operating model.

Cost of Revenues

Cost of revenues was $377,109 for the three months ended September 30, 2026, compared to $5,496,377 for the three months ended September 30, 2025, a decrease of $5,119,268, or 93.1%, corresponding to the reduction in revenues.

Gross Loss

Gross loss was $(288,370) for the three months ended September 30, 2026, compared to a gross loss of $(195,850) for the three months ended September 30, 2025. The gross loss in the 2026 period reflects the liquidation of remaining Forever 8 inventory at amounts below its carrying value. The gross loss in the 2025 period reflected inventory and accounts receivable write-downs associated with Forever 8’s exit from its liquidation model.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses were $3,284,814 for the three months ended September 30, 2026, compared to $6,002,208 for the three months ended September 30, 2025, a decrease of $2,717,394, or 45.3%.

The decrease was primarily attributable to:

●	Lower share-based compensation, which was $0.2 million for the three months ended September 30, 2026, compared to $2.3 million for the three months ended September 30, 2025;

●	Lower professional fees and advisory costs, as the 2025 period included costs incurred in connection with the PIPE financing and the launch of the Digital Asset Treasury strategy; and

●	Lower costs associated with the Forever 8 business which include wages, platform, warehousing and other costs incurred related to liquidation brands that Forever 8 was running the e-commerce stores.

The Company did not recognize impairment charges or bad debt expense during the three months ended September 30, 2026 or 2025.

Interest Expense

Net interest expense was $(308,759) for the three months ended September 30, 2026, compared to $(1,095,133) for the three months ended September 30, 2025, a decrease of $786,374, or 71.8%, reflecting lower average borrowings under the Company’s lines of credit.

Change in Fair Value of Digital Assets

The Company recognized a gain of $59,264,739 related to changes in the fair value of its digital asset holdings during the three months ended September 30, 2026, reflecting higher market prices for our digital asset holdings at September 30, 2026 compared to June 30, 2026. For the three months ended September 30, 2025, the Company recognized a loss of $(18,639,017) on digital assets acquired following the adoption of the DAT Strategy in September 2025.

Change in Fair Value of Short-Term Investments

The Company recognized a loss of $(23,666) related to changes in the fair value of its short-term investments during the three months ended September 30, 2026, reflecting the reversal of unrealized gains recognized in the first half of 2026. There were no comparable amounts in the prior-year period.

Credit Loss on Note Receivable

The Company recorded a credit loss of $2,224,252 during the three and nine months ended September 30, 2026, representing a full allowance on the Wattum Management Inc. note, which matured in October 2026 and has not been repaid. There were no comparable amounts in the prior-year periods.

Other Income

Other income was $1,235,897 for the three months ended September 30, 2026, compared to $87,990 for the three months ended September 30, 2025, an increase of $1,147,907, primarily due to USDC rewards earned on stablecoin balances held with a custodian under the custodian’s rewards program. The Company does not stake, lend, or pledge its digital assets to earn these rewards.

Income Tax Expense

Income tax expense was $0 for both periods presented. The Company continues to maintain a full valuation allowance on its net deferred tax assets.

Net Income (Loss)

Net income was $54,370,775 for the three months ended September 30, 2026, compared to a net loss of $(25,844,218) for the three months ended September 30, 2025. The change was driven primarily by the gain on digital assets in the 2026 period compared to a loss in the 2025 period.

Nine Months Ended September 30, 2026 versus Nine Months Ended September 30, 2025

The following table sets forth information comparing the components of net income (loss) for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Period over Period Change
	2026	2025	$	%

Revenues, net	$9,719,134	$22,793,160	$(13,074,026)	-57.4%
Cost of revenues	9,691,997	20,930,455	(11,238,458)	-53.7%
Gross profit	27,137	1,862,705	(1,835,568)	-98.5%

Operating expenses:
Selling, general and administrative	20,711,766	10,683,465	10,028,301	93.9%
Impairments	5,211,824	-	5,211,824	100.0%
Total operating expenses	25,923,590	10,683,465	15,240,125	142.7%
Operating loss	(25,896,453)	(8,820,760)	(17,075,693)	-193.6%

Other income (expense):
Interest expense, net	(938,059)	(3,660,662)	2,722,603	74.4%
Gain on divestiture	-	1,231,774	(1,231,774)	-100.0%
Gain on extinguishment of liabilities	870,000	-	870,000	100.0%
Change in fair value of digital assets	47,014,035	(18,639,017)	65,653,052	352.2%
Change in fair value of short-term investments	-	-	-	0.0%
Realized losses on digital assets	(25,353,418)	-	(25,353,418)	-100.0%
Reserve for credit losses on notes receivable	(2,224,252)	-	(2,224,252)	-100.0%
Other income	2,464,143	191,858	2,272,285	1,184.4%
Total other income (expense), net	21,832,449	(20,876,047)	42,708,496	204.6%
Income (loss) before income taxes	(4,064,004)	(29,696,807)	25,632,803	86.3%
Income tax expense (benefit)	-	(28,793)	28,793	100.0%
Net income (loss) from continuing operations	(4,064,004)	(29,668,014)	25,604,010	86.3%
Net income (loss) from discontinued operations	-	105,553	(105,553)	-100.0%
Net income (loss)	$(4,064,004)	$(29,562,461)	$25,498,457	86.3%

Revenue

For the nine months ended September 30, 2026, revenues were $9,719,134, a decrease of $13,074,026, or 57.4%, compared to revenues of $22,793,160 for the nine months ended September 30, 2025. The decrease reflects the significant deterioration in the financial condition of Forever 8’s largest customer, a distributor of consumer cellular products that accounted for approximately 98% and 86% of revenues for the nine months ended September 30, 2026 and 2025, respectively, and the Company’s resulting suspension of new order fulfillment for that customer during 2026 (Note 7 – Accounts Receivable).

Cost of Revenues

Cost of revenues was $9,691,997 for the nine months ended September 30, 2026, compared to $20,930,455 for the nine months ended September 30, 2025, a decrease of $11,238,458, or 53.7%, corresponding to the reduction in revenues.

Gross Profit

Gross profit was $27,137 for the nine months ended September 30, 2026, compared to $1,862,705 for the nine months ended September 30, 2025, a decrease of $1,835,568, or 98.5%. Gross margin was 0.3%, compared to 8.2% in the prior-year period.

Operating Expenses

SG&A expenses were $20,711,766 for the nine months ended September 30, 2026, compared to $10,683,465 for the nine months ended September 30, 2025, an increase of $10,028,301, or 93.9%.

The increase was primarily attributable to:

●	Bad debt expense of $1,512,432 mostly attributable to Forever 8’s largest customer;

●	Higher share-based compensation, which was $5.7 million for the nine months ended September 30, 2026, compared to $2.4 million for the nine months ended September 30, 2025;

●	Higher professional fees and advisory costs associated with the Company’s capital raising and the ongoing implementation of its Digital Asset Treasury strategy; and

●	Higher technology, compliance, and custodial-related costs associated with digital asset oversight.

The Company also recognized impairment charges of $5,211,824 during the second quarter of 2026 on a receivable arising from the disposition of Company-funded inventory by Forever 8’s largest customer without the Company’s authorization (Note 7 – Accounts Receivable). There were no impairment charges in the prior-year period.

Interest Expense

Net interest expense was $(938,059) for the nine months ended September 30, 2026, compared to $(3,660,662) for the nine months ended September 30, 2025, a decrease of $2,722,603, or 74.4%, reflecting lower average borrowings under the Company’s lines of credit.

Gain on Divestiture

The Company recognized no gain on divestiture during the nine months ended September 30, 2026, compared to a gain of $1,231,774 during the nine months ended September 30, 2025 on the sale of the Ferguson Containers corrugated packaging business on April 7, 2025.

Gain on Extinguishment of Liabilities

The Company recognized a gain on extinguishment of liabilities of $870,000 during the nine months ended September 30, 2026, related to the fulfillment of settlement agreements for past rents and severance obligations during the first quarter of 2026. There was no comparable activity in the prior-year period.

Change in Fair Value of Digital Assets

The Company recognized a net gain of $47,014,035 related to changes in the fair value of its digital asset holdings during the nine months ended September 30, 2026, including a gain of $59,264,739 in the third quarter of 2026. For the nine months ended September 30, 2025, the Company recognized a loss of $(18,639,017) on digital assets acquired following the adoption of the DAT Strategy in September 2025.

Change in Fair Value of Short-Term Investments

The Company recognized no net change in the fair value of its short-term investments for the nine months ended September 30, 2026, as unrealized gains of $23,666 recognized in the first half of 2026 reversed in the third quarter. There were no comparable amounts in the prior-year period.

Realized Losses on Digital Assets

Realized losses on digital assets were $25,353,418 for the nine months ended September 30, 2026. These losses primarily related to sales of Ethereum (ETH) that the Company subsequently repurchased.

Credit Loss on Note Receivable

The Company recorded a credit loss of $2,224,252 during the three and nine months ended September 30, 2026, representing a full allowance on the Wattum Management Inc. note, which matured in October 2026 and has not been repaid. There were no comparable amounts in the prior-year periods.

Other Income

Other income was $2,464,143 for the nine months ended September 30, 2026, compared to $191,858 for the nine months ended September 30, 2025, an increase of $2,272,285 primarily due to USDC rewards earned on stablecoin balances held with a custodian under the custodian’s rewards program. The Company does not stake, lend, or pledge its digital assets to earn these rewards.

Loss Before Income Taxes

Loss before income taxes was $(4,064,004) for the nine months ended September 30, 2026, compared to $(29,696,807) for the nine months ended September 30, 2025. The lower loss is primarily attributable to the net gain on digital assets of $21,660,617 (a $47,014,035 change in fair value, partially offset by $25,353,418 of realized losses) in the 2026 period compared to a loss of $(18,639,017) in the 2025 period, the $870,000 gain on extinguishment of liabilities, and lower net interest expense, partially offset by higher SG&A expenses, including bad debt expense, $5,211,824 impairment charge, and the $2,224,252 credit loss on note receivable.

Income Tax Expense

Income tax expense was $0 for the nine months ended September 30, 2026, compared to an income tax benefit of $(28,793) for the nine months ended September 30, 2025. The Company continues to maintain a full valuation allowance on its net deferred tax assets.

Net Loss

Net loss was $(4,064,004) for the nine months ended September 30, 2026, compared to $(29,562,461) for the nine months ended September 30, 2025, which included net loss from continuing operations of $(29,668,014) and net income from discontinued operations of $105,553.

Liquidity and Capital Resources

Overview

The Company funds its operations primarily through equity financing, including proceeds from its ATM program, and has historically also used private placement transactions and borrowings under lines of credit. These proceeds have been deployed primarily into the Company’s Digital Asset Treasury and strategic investments.

As of September 30, 2026, the Company had cash and cash equivalents of $43,953,392, compared to $58,501,108 as of December 31, 2025. In addition to cash, the Company held short-term investments of $138,803, stablecoins of $82,598,374 and digital assets at fair value of $205,358,377 as of September 30, 2026. Total assets were $446,252,990 at September 30, 2026, compared to $250,193,124 at December 31, 2025, and total liabilities were $11,134,850 at September 30, 2026, compared to $17,975,088 at December 31, 2025, resulting in total stockholders’ equity of $435,118,140 at September 30, 2026, compared to $232,218,036 at December 31, 2025.

Outstanding debt as of September 30, 2026 consisted of $6,625,000 under the Company’s lines of credit and $450,000 under lines of credit with related parties, for total outstanding lines of credit of $7,075,000. Outstanding debt as of December 31, 2025 consisted of $8,150,000 under the Company’s lines of credit and $2,590,000 under lines of credit with related parties, for total outstanding lines of credit of $10,740,000. The lines of credit bear interest at rates ranging from 12% to 18% and are unsecured. On October 13, 2026, the Company repaid an additional $150,000 of outstanding principal.

Liquidity Profile

As of September 30, 2026, our liquidity resources consisted of $44.0 million of cash and cash equivalents, $0.1 million of short-term investments, and approximately $82.6 million of U.S. dollar-denominated stablecoins, for total near-cash liquidity of approximately $126.7 million. We also held approximately $205.4 million of other digital assets, consisting of Worldcoin (WLD) and Ethereum (ETH), which are subject to market price volatility. We actively manage working capital by converting stablecoins and, when appropriate, other digital assets to U.S. dollars to meet operating needs.

During the nine months ended September 30, 2026, we used $12.3 million of cash in operating activities, or approximately $1.4 million per month. Our net loss of $(4.1) million for the nine-month period included significant non-cash items, including the net gain on digital assets of $21.7 million, share-based compensation of $5.7 million, the impairment charge of $5.2 million, bad debt expense, net of $1.5 million, and the $2.2 million reserve for credit loss on note receivables. Based on our current operating cash use, we believe our near-cash liquidity is sufficient to fund our operating cash needs substantially in excess of the next 12 months, before consideration of additional capital that may be raised under our ATM program or monetization of our other digital asset and strategic investment holdings.

Sources of Liquidity

ATM Program

During the nine months ended September 30, 2026, the Company sold 224,248,030 shares of common stock under its ATM program for net proceeds of $226.2 million, including 9,250,000 shares for net proceeds of $10.2 million during the three months ended September 30, 2026. Proceeds were used to acquire digital assets, fund strategic private company investments, and support working capital needs.

Digital Assets as Liquidity

Certain digital assets, particularly U.S. dollar-denominated stablecoins, function as near-cash liquidity sources and may be converted to U.S. dollars as needed.

Uses of Liquidity

Digital Asset Purchases

We deploy a substantial portion of ATM proceeds to acquire digital assets. During the nine months ended September 30, 2026, we purchased digital assets of $39.9 million, including $5.0 million acquired in exchange for USDC, and received proceeds of $22.5 million from sales of digital assets. As of September 30, 2026, we held approximately $82.6 million of U.S. dollar-denominated stablecoins and digital assets at fair value of approximately $205.4 million, consisting of Worldcoin (WLD) and Ethereum (ETH). Digital assets are measured at fair value under ASU 2023-08, with changes recognized in net income, and are custodied with institutional-grade providers, including Kraken, Coinbase, and FalconX.

Strategic Private Company Investments

We also deploy liquidity into strategic equity investments in frontier technology companies as part of our long-term capital allocation strategy. In October 2025, we invested approximately $1 million in Series D Preferred Stock of Mythical Games, Inc., a developer of blockchain-based video game ecosystems. In March 2026, we invested $92.6 million in indirect beneficial interests in OpenAI preferred stock and approximately $18 million in Beast Industries, the business platform of content creator MrBeast. An additional $7 million capital commitment to Beast Industries expired unexercised on May 9, 2026. As of September 30, 2026, the carrying value of our strategic private company investments was $111.7 million.

Forever 8

Following the suspension of new order fulfillment for its largest customer, Forever 8 ceased purchasing new inventory under its legacy operating model, and inventory was $0 as of September 30, 2026. Future inventory funding requirements of Forever 8 are expected to be met from corporate liquidity.

Operating and Corporate Needs

Liquidity is also used to support routine corporate expenses, personnel, professional fees, vendor obligations, and other working capital needs.

Share Repurchases

During the three months ended September 30, 2026, we repurchased 29,189,746 shares of our common stock for an aggregate cost of $23,726,714, including commissions, and from October 1, 2026 through November 13, 2026, we repurchased an additional 33,800,295 shares for an aggregate cost of $27,817,366, including commissions. As of September 30, 2026, approximately $101.6 million remained available under the Share Repurchase Program. Future repurchases, if any, will depend on market conditions and our liquidity needs.

Digital Asset Volatility

During the nine months ended September 30, 2026, we recognized a net gain of approximately $21.7 million on digital assets, consisting of a $47.0 million gain from changes in fair value, including a $59.3 million gain in the third quarter, partially offset by $25.4 million of realized losses on sales of digital assets during the first half of 2026.

Future Liquidity Considerations

Our liquidity in future periods will be influenced by:

●	The fair value of digital assets held under the DAT Strategy
●	Market conditions affecting potential capital raises
●	Working capital needs of Forever 8
●	Digital asset market liquidity and volatility
●	Regulatory developments affecting digital asset custody, trading, and classification
●	Broader macroeconomic conditions affecting e-commerce demand

Based on current assumptions and our existing near-cash liquidity of approximately $126.7 million, our other digital asset and strategic equity investment holdings, our continued access to capital through our ATM program, and our currently anticipated operating cash use of approximately $1.4 million per month, we believe our liquidity resources are sufficient to support both our operating business and Digital Asset Treasury Strategy for at least the next twelve months.

Cash Flows

Since inception, Eightco and its subsidiaries have primarily used its available cash to fund its operations. The following table sets forth a summary of cash flows for the periods presented:

	For the Nine Months Ended September 30,
	2026	2025
Cash provided by (used in):
Operating Activities	$(12,346,909)	$(1,279,248)
Investing Activities	(199,973,299)	(304,865,683)
Financing Activities	197,772,492	329,618,207
Net increase (decrease) in cash and cash equivalents	$(14,547,716)	$23,473,276

Cash Flows for the Nine Months Ended September 30, 2026 and 2025

Operating Activities

Net cash used in operating activities was $(12,346,909) during the nine months ended September 30, 2026, which consisted primarily of the net loss of $(4,064,004), adjusted for non-cash items including the change in fair value of digital assets of $(47,014,035), losses on disposal of digital assets of $25,353,418, income from rewards on stablecoins of $(1,119,209), share-based compensation of $5,704,993, the impairment charge of $5,211,824, and the allowance for credit losses of $1,512,432, and $2,224,252 reserve for credit loss on note receivables. Changes in operating assets and liabilities used cash of $(161,752), primarily reflecting decreases in accounts payable of $(1,683,789) and accrued expenses and other current liabilities of $(1,491,449) and an increase in accounts receivable of $(1,179,627), partially offset by decreases in inventory of $2,422,014 and prepaid expenses and other current assets of $1,771,100.

Net cash used in operating activities was $(1,279,248) during the nine months ended September 30, 2025, which consisted primarily of the net loss of $(29,562,461), adjusted for non-cash items including the change in fair value of digital assets of $18,639,017, share-based compensation of $2,442,906, depreciation and amortization of $1,764,410, and amortization of debt issuance costs of $750,000, partially offset by the gain on sale of assets of $(1,231,774). Changes in operating assets and liabilities provided cash of $5,884,654, primarily reflecting decreases in inventory of $3,036,860 and accounts receivable of $1,337,244 and an increase in accrued expenses and other current liabilities of $960,916.

Investing Activities

Net cash used in investing activities was $(199,973,299) during the nine months ended September 30, 2026, compared to $(304,865,683) for the nine months ended September 30, 2025. Investing activities in 2026 consisted primarily of purchases of short-term investments of $(391,726,027), purchases of other investments of $(110,674,952), purchases of stablecoins of $(90,495,128), purchases of digital assets of $(34,922,088), and purchases of options on digital assets of $(1,997,523), partially offset by proceeds from the sale of short-term investments of $391,587,224, proceeds from the sale of digital assets of $22,524,390, proceeds from the sale of stablecoins of $13,998,338, proceeds from the settlement of options on digital assets of $1,616,732, and repayments of principal under loans held-for-investment of $115,735. In addition, the Company acquired $5,000,000 of digital assets in exchange for stablecoins, which is presented as a non-cash investing activity. Investing activities in 2025 consisted primarily of purchases of digital assets of $(305,299,304) following the adoption of the DAT Strategy.

Financing Activities

Net cash provided by financing activities was $197,772,492 during the nine months ended September 30, 2026, compared to $329,618,207 for the nine months ended September 30, 2025. Financing activities in 2026 consisted primarily of net proceeds from the issuance of common stock under the ATM program of $226,164,206, partially offset by net payments for the repurchase of common stock of $(23,726,714), net repayments under lines of credit of $(3,665,000), and a $(1,000,000) prepayment for a share repurchase option. Financing activities in 2025 consisted primarily of net proceeds of $329,852,895 from the issuance of common stock in the PIPE and ATM transactions.

The Company did not have any off-balance sheet arrangements as of September 30, 2026.

Known Trends, Events, Uncertainties and Factors That May Affect Future Operations

Our results and liquidity may be materially affected by:

●	Digital asset market volatility, including price, volume, and spreads for WLD and other tokens;
●	Regulatory developments affecting custody, stablecoins, or exchange operations and their impact on access, withdrawals, or pricing;
●	Custodian concentration and counterparty risk, including operational incidents, solvency, or cybersecurity;
●	Capital markets conditions affecting our ability to raise additional equity through our ATM program or other transactions;
●	The resolution of amounts owed by Forever 8’s largest customer;
●	Interest rate levels influencing borrowing costs and customer demand for inventory financing; and
●	Macroeconomic factors, including consumer demand, e-commerce trends, geopolitics, inflation, and credit availability.

Contractual Obligations and Commitments

The Company has no debt covenants that require certain financial information to be met. The following summarizes our material cash requirements as of September 30, 2026:

Consulting Fees. Under the Amended and Restated DACA, we are obligated to pay a consulting fee equal to 1% per annum of assets under management. Based on current AUM levels, we expect cash consulting fees of approximately $4.0 million over the next 12 months.

Interest on Lines of Credit. Based on current borrowing levels and interest rates ranging from 12% to 18%, we expect interest expense under our lines of credit of approximately $0.8 million to $1.3 million over the next 12 months.

Lines of Credit Principal. As of September 30, 2026, $7,075,000 of principal was outstanding under our lines of credit, including $450,000 under lines of credit with related parties, all of which are due on demand. On October 13, 2026, we repaid $150,000 of this principal.

Compensation and Severance Arrangements. Our compensation commitments include annual cash compensation of $850,000 payable to director Thomas Lee, an annual base salary of $550,000 under the Amended and Restated Compensation Agreement with our Chief Executive Officer for a term of up to three years from June 5, 2026, and annual cash retainers of $100,000 payable to each of our other non-employee directors. In addition, $1,265,531 of restructuring and severance obligations remained unpaid as of September 30, 2026, and the timing of payment has not been determined.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of the Company’s financial condition and results of operations is based on the Company’s condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. In accordance with U.S. GAAP, the Company bases its estimates on historical experience and on various other assumptions the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

For information on the Company’s significant accounting policies please refer to Note 2 to the Company’s Financial Statements included in this Quarterly Report.

Strategic Private Company Investments. Our investments in privately held companies, including our indirect interest in OpenAI, Beast Industries, and Mythical, Inc., had a carrying value of $111,674,951 as of September 30, 2026. These investments do not have readily determinable fair values and are accounted for under the measurement alternative in ASC 321, under which they are carried at cost, less impairment, and adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. Each reporting period, we perform a qualitative assessment of whether impairment indicators exist, considering factors such as the investee’s financial performance, business prospects, financing activity, and market conditions, and we evaluate whether transactions in the investee’s securities represent observable price changes. These assessments require significant judgment, particularly because information available to us about these privately held companies is limited and, in the case of our OpenAI interest, is held through an investment vehicle. If an impairment indicator is identified, we estimate the fair value of the investment and recognize an impairment for any amount by which the carrying value exceeds fair value. We identified no impairment indicators or observable price changes during the nine months ended September 30, 2026. A 10% decrease in the carrying value of these investments would reduce our net income by approximately $11.2 million.

Allowance for Credit Losses. We estimate expected credit losses on accounts receivable and loans held-for-investment based on the financial condition of the counterparty, historical payment behavior, the value of any collateral, and current conditions. During the nine months ended September 30, 2026, we recorded net bad debt expense of $1,512,432 and an impairment charge of $5,211,824 related to Forever 8’s largest customer, whose receivables of $7,170,247 were fully reserved as of September 30, 2026, and a credit loss of $2,224,252 representing a full allowance on the Wattum Management Inc. note, which matured in October 2026 and has not been repaid. Estimating these allowances required significant judgment regarding the counterparties’ ability to pay and the outcome of ongoing recovery discussions. Because these balances are fully reserved, any amounts collected will be recognized as recoveries in the period received. As of September 30, 2026, our remaining exposure to credit losses consisted primarily of net accounts receivable of $101,018 and the Reichard Containers, LLC note of $2,175,038.

Income Taxes. We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In evaluating the need for a valuation allowance, we consider our history of losses, the expected timing of reversal of temporary differences, and projections of future taxable income. Given our history of losses and the uncertainty of future taxable income, including income that may arise from changes in the fair value of our digital assets, we maintain a full valuation allowance against our net deferred tax assets. A change in this assessment could result in the recognition of a tax benefit in the period in which the change occurs.

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

Management has concluded that the material weakness described above currently exists as of September 30, 2026. We continue to remediate the material weakness identified as of December 31, 2025, which persisted at September 30, 2026. During Q4 2025 and into 2026 we are: (i) augmenting accounting resources (including SEC reporting and technical accounting) to improve the timeliness and quality of period-end close; (ii) formalizing and documenting key controls over the financial close, including reconciliations, review controls, and segregation of duties; (iii) implementing enhanced IT-dependent manual controls to support completeness and accuracy of reports used in controls; and (iv) plan to engage external advisors during the fourth quarter of 2026 to assist with the design, implementation, and testing of internal controls.

Changes in Internal Control over Financial Reporting

Other than the remediation actions described above, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2026.

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

On October 9, 2026, Funicular Funds, LP (“Funicular”) filed a complaint in the Superior Court of the State of California for the County of San Francisco (Case No. CGC-26-641814) against the Company, certain of its officers and directors, and R.F. Lafferty & Co., Inc., the placement agent for the Company’s September 2025 private placement offering. The complaint alleges that the Company’s registration statement on Form S-3ASR filed on September 11, 2025 contained materially false or misleading statements or omissions regarding the Company’s status as a well-known seasoned issuer and its obligation to register for resale the shares issued in its September 2025 private placement. The complaint asserts claims under the California Corporations Code and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. It seeks rescission of Funicular’s October 2025 purchase of 495,199 shares for approximately $5.2 million or, alternatively, damages, plus interest, attorneys’ fees and costs. The Company intends to defend the action vigorously.

As discussed in Note 7 — Accounts Receivable to the condensed consolidated financial statements included in this Quarterly Report, during the nine months ended September 30, 2026, the Company’s largest customer experienced a significant deterioration in its financial condition, and the Company recognized a receivable and corresponding allowance in connection with the disposition of Company-funded inventory by the customer without authorization. The Company is engaged in ongoing discussions with the customer regarding the resolution of outstanding amounts and is evaluating alternatives to recover its economic exposure. As of the date of this Quarterly Report, no legal proceedings have been commenced by or against the Company with respect to this matter, and the Company can provide no assurance as to the ultimate outcome or timing of any recovery.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026.

Forever 8’s revenues have declined substantially following the deterioration of its largest customer, and we may not recover amounts owed by that customer, and Forever 8’s new funding model may not be successful.

Forever 8 has historically relied heavily on a single customer, a distributor of consumer cellular products, for a majority of its revenues. During 2026, that customer experienced a significant deterioration in its financial condition, and we suspended new order fulfillment and ceased purchasing new inventory to support the relationship. As a result, Forever 8 have declined substantially. In addition, we determined that inventory funded by Forever 8 had been disposed of by the customer without notification or our authorization. As of September 30, 2026, we have recorded significant allowances for credit losses against amounts owed by this customer (Note 7 – Accounts Receivable). We are engaged in discussions with the customer regarding amounts owed, but we can provide no assurance that we will recover any portion of these amounts, and pursuing recovery may require us to incur significant legal and other costs.

Forever 8 is transitioning to a new funding model under which it purchases goods from suppliers under purchase orders placed for its e-commerce customers and invoices the customer upon shipment from the supplier, so that Forever 8 does not hold inventory after shipment. Customers repay Forever 8 through scheduled weekly payments, collected from the proceeds of the customer’s e-commerce store where the platform permits, and otherwise by automatic debit from the customer’s bank account. Forever 8 holds receivables secured by the customer’s store inventory and receivables. Forever 8 is in the process of onboarding customers under the new model and has not yet generated revenue from it. The model has no operating history, and we can provide no assurance that we will attract customers, that customers will repay amounts owed on expected timelines, that our security interests and collection arrangements will be effective, or that the model will comply with lending, licensing, and other laws in the jurisdictions in which we operate. Customer relationships under the new model may also expose us to customer concentration and credit risks similar to those we experienced with our largest customer. If we are unable to recover amounts owed by our largest customer or the new model is not successful, our results of operations could be adversely affected.

A note receivable held by the Company is past due, and we may not collect the amounts owed.

We hold a note receivable from Wattum Management Inc. with an outstanding principal balance of $2,224,252, which matured in October 2026 and has not been repaid. The note is secured by assets of the borrower. We are in discussions with the borrower regarding resolution of the outstanding balance, the outcome of which is not known. We have recorded a full allowance for credit losses on the note. If we are unable to recover amounts owed, or if the value of the collateral is insufficient or the collateral cannot be realized in a timely manner, we may not recover any portion of the outstanding balance.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended September 30, 2026.

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

The following table summarizes repurchases of our common stock during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 – July 31, 2026	-	$-	-	$125,000,000
August 1 – August 31, 2026	23,313,602	$0.77	23,313,602	$107,122,200
September 1 – September 30, 2026	5,876,144	$0.95	5,876,144	$101,565,183
Total	29,189,746	$0.80	29,189,746

(1)	Average price paid per share excludes commissions.

(2)	All shares were purchased under the Share Repurchase Program, which our Board of Directors authorized on December 28, 2025 and which was publicly announced on December 29, 2025. The Share Repurchase Program authorizes the repurchase of up to $125 million of our common stock and does not have an expiration date. No plan or program expired, and we did not terminate any plan or program, during the three months ended September 30, 2026.

Subsequent to September 30, 2026, the Company repurchased an additional 33,800,295 shares under the Share Repurchase Program. See Note 22 – Subsequent Events.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

Date: November 13, 2026

EIGHTCO HOLDINGS INC.

By:	/s/ Kevin O’Donnell
Name:	Kevin O’Donnell
Title:	Chief Executive Officer (Principal Executive Officer)

EIGHTCO HOLDINGS INC.

By:	/s/ Brett Vroman
Name:	Brett Vroman
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

